Form 10-Q
period 1998-05-05
ADIRONDACK FINANCIAL SERVICES BANCORP INC
filed 1998-05-14
CIK 1052119

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1998

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934.


         For the transition period from  ____________ to ________________.

Commission file number 333-43697

                   Adirondack Financial Services Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      14-1801465
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


52 North Main Street, Gloversville, NY 12078
--------------------------------------------
(Address of principal executive offices)

(518) 725-6331
---------------------------------------------------
(Registrants telephone number, including area code)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   NA      No
    --------     ----------


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No
Yes           No
    --------     ----------

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date.

             Class                        Outstanding as of May 1, 1998
 Common Stock, $.01 par value                     661,250 shares

                                TABLE OF CONTENTS

Number                                                                     Page
   Part I.      Financial Information
     Item 1.  Financial Statements
       Consolidated Statements of Financial Condition                         1
         March 31, 1998 (unaudited) and September 30, 1997
       Consolidated Statements of Income (unaudited)                          2
         Three Months Ended March 31, 1998 and 1997
       Consolidated Statements of Income (unaudited)                          3
         Six Months Ended March 31, 1998 and 1997
       Consolidated Statements of Cash Flows (unaudited)                      4
         Six Months Ended March 31, 1998 and 1997
       Notes to Consolidated Financial Information                        5 - 6
     Item 2.    Management's  Discussion  and Analysis of Financial
                Condition and Results of Operations                      7 - 10


Part II.        Other Information                                            10

Signatures                                                                   10

Adirondack Financial Services Bancorp, Inc.
Consolidated Statements of Financial Condition

                                                     March 31,     September 30,
                                                       1998             1997
                                                   ------------    ------------
Assets
Cash and due from banks                            $  1,352,030    $  1,922,386
Interest bearing time deposits                       21,200,000              --
                                                   ------------    ------------
          Total cash and cash equivalents            22,552,030       1,922,386

Securities available for sale                         6,700,017       7,017,111
Net loans receivable                                 48,591,132      49,526,290
Accrued interest receivable                             293,380         332,122
Other real estate owned                                  30,000         312,892
Net premises and equipment                            1,408,536       1,538,364
Prepaid expenses and other assets                       838,433         372,642
                                                   ------------    ------------
              Total Assets                         $ 80,413,528    $ 61,021,807
                                                   ============    ============

Liabilities and Equity
Liabilities:
     Deposits:
          Demand and N.O.W. accounts               $ 21,558,457    $  5,147,684
          Savings and money market accounts          25,789,573      22,954,408
          Time deposit accounts                      25,834,532      28,014,594
                                                   ------------    ------------
              Total deposits                         73,182,562      56,116,686

Borrowings                                            3,500,000       1,300,000
Accrued expenses and other liabilities                  369,908         325,152
                                                   ------------    ------------
              Total liabilities                      77,052,470      57,741,838
                                                   ------------    ------------
Equity:
     Retained earnings                                3,358,113       3,301,370
     Net unrealized  loss on securities
         available for sale, net of taxes                 2,945         (21,401)
                                                   ------------    ------------
              Total equity                            3,361,058       3,279,969
                                                   ------------    ------------
              Total liabilities and equity         $ 80,413,528    $ 61,021,807
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Adirondack Financial Services Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

                                                    Three Months Ended March 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------

Interest and dividend income:
     Interest and fees on loans                      $ 1,077,076    $ 1,111,248
     Securities available for sale                       104,161        114,035
     Interest-bearing deposits                            42,373          2,352
                                                     -----------    -----------
          Total interest and dividend income           1,223,610      1,227,635
                                                     -----------    -----------
Interest expense:
     NOW accounts                                         33,862         15,802
     Savings and money market accounts                   214,925        204,542
     Time deposit accounts                               358,753        378,106
     Borrowings                                           44,081          1,782
                                                     -----------    -----------
          Total interest expense                         651,621        600,232
                                                     -----------    -----------
          Net interest income                            571,989        627,403
Provision for loan losses                                 15,000        198,066
                                                     -----------    -----------
          Net interest income after provision
              for loan losses                            556,989        429,337
                                                     -----------    -----------
Other income:
     Fees and service charges                             33,804         33,297
     Other                                                   677            965
                                                     -----------    -----------
          Total other income                              34,481         34,262
                                                     -----------    -----------

Operating expenses:
     Compensation and employee benefits                  230,363        225,570
     Occupancy expenses                                   53,931         55,948
     Federal deposit insurance premiums                   12,852            899
     Advertising expenses                                 25,445         29,216
     Directors' fees and expenses                         19,812         32,351
     Equipment and data processing expenses               75,509         83,107
     Other real estate owned expenses                      8,541          9,041
     Other operating expenses                            109,385        133,932
                                                     -----------    -----------
          Total operating expenses                       535,838        570,064
                                                     -----------    -----------

Income (loss) before income tax expense                   55,632       (106,465)
Income tax expense                                        22,200         15,575
                                                     -----------    -----------
Net income (loss)                                    $    33,432    $  (122,040)
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

Adirondack Financial Services Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)
                                                     Six Months Ended March 31,
                                                     --------------------------
                                                         1998             1997
                                                     -----------    -----------

Interest and dividend income:
     Interest and fees on loans                      $ 2,151,154    $ 2,235,800
     Securities available for sale                       212,408        236,129
     Interest-bearing deposits                            44,103         10,135
                                                     -----------    -----------
          Total interest and dividend income           2,407,665      2,482,064
                                                     -----------    -----------
Interest expense:
     NOW accounts                                         49,499         32,623
     Savings and money market accounts                   431,556        410,098
     Time deposit accounts                               730,559        759,682
     Borrowings                                           67,249         10,887
                                                     -----------    -----------
          Total interest expense                       1,278,863      1,213,290
                                                     -----------    -----------
          Net interest income                          1,128,802      1,268,774
Provision for loan losses                                 30,000        396,132
                                                     -----------    -----------
          Net interest income after provision
              for loan losses                          1,098,802        872,642
                                                     -----------    -----------
Other income:
     Fees and service charges                             74,111         65,350
     Other                                                14,132         13,039
                                                     -----------    -----------
          Total other income                              88,243         78,389
                                                     -----------    -----------

Operating expenses:
     Compensation and employee benefits                  464,778        442,108
     Occupancy expenses                                  108,836        116,423
     Federal deposit insurance premiums                   26,249         33,162
     Advertising expenses                                 47,846         58,498
     Directors' fees and expenses                         44,297         52,684
     Equipment and data processing expenses              150,817        159,083
     Other real estate owned expenses                     16,357         14,187
     Other operating expenses                            233,122        280,501
                                                     -----------    -----------
          Total operating expenses                     1,092,302      1,156,646
                                                     -----------    -----------

Income (loss) before income tax expense                   94,743       (205,615)
Income tax expense                                        38,000         29,075
                                                     -----------    -----------
Net income (loss)                                    $    56,743    $  (234,690)
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

Adirondack Financial Services Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

                                                                Six Months Ended March 31,
                                                               -----------------------------
                                                                   1998            1997
                                                               ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                         $     56,743    $   (234,690)
     Adjustments to reconcile net income (loss)
       to net cash used by operating activities
          Depreciation expense                                      145,852         148,992
          Provision for loan losses                                  30,000         396,133
          Deferred tax expense                                         --            93,547
          Net gain on sale of other real estate owned               (27,321)         (2,143)
          Decrease (increase) in accrued interest receivable         28,742          (1,620)
          Increase in prepaid expenses and other assets            (473,457)       (110,735)
          Increase (decrease) in accrued expenses
              and other liabilities                                  44,755        (865,821)
                                                               ------------    ------------
                  Net cash used by operating activities            (194,686)       (576,337)
                                                               ------------    ------------
Cash flows from investing activities:
     Proceeds from principal repayment of securities
          available for sale                                        359,107         219,162
     Net decrease (increase) in loans receivable                    817,358        (813,085)
     Proceeds from sale of other real estate owned                  398,013          25,949
     Capital expenditures                                           (16,024)        (13,795)
                                                               ------------    ------------
                 Net cash provided by (used by) investing
                  activities                                      1,558,454        (581,769)
                                                               ------------    ------------
Cash flows from financing activities:
     Net increase in deposits                                    17,065,876       2,574,814
     Net increase in borrowings                                   2,200,000         100,000
                                                               ------------    ------------
                  Net cash provided by financing activities      19,265,876       2,674,814
                                                               ------------    ------------
Net increase in cash and cash equivalents                        20,629,644       1,516,708
Cash and cash equivalents at beginning of period                  1,922,386       1,198,081
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $ 22,552,030    $  2,714,789
                                                               ============    ============
Cash paid during the period for:
Interest                                                       $  1,220,399    $  1,213,289
Taxes                                                          $       --      $     34,000


The accompanying notes are an integral part of these consolidated financial statements.

Adirondack Financial Services Bancorp, Inc.
Notes to Consolidated Financial Information
March 31, 1998

Note 1 - Basis of presentation:
The unaudited consolidated interim financial statements include the accounts of Adirondack Financial Services Bancorp, Inc.(the "Holding Company") and Gloversville Federal Savings and Loan Association (the "Association"). The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Association's audited financial statements as of and for the year ended September 30, 1997, and in the opinion of management, contains all adjustments necessary to present fairly, in all material respects, the Company's financial position as of March 31, 1998 and September 30, 1997, and its results of operations for the three and six month periods ended March 31, 1998 and 1997 and cash flows for the six month period ended March 31, 1998. All adjustments made to the unaudited interim financial information were of a recurring nature.

                   ADIRONDACK FINANCIAL SERVICES BANCORP, INC.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998


When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements," Such statements are subject to certain risks and uncertainties-including, changes in economic conditions in the Association's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Association's market area, and competition that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Association wishes to caution reader not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Association wishes to advise readers that the factors listed above could affect the Association's financial performance and could cause the Association's actual results for future periods to materially differ from any opinions or statements expressed with respect to future periods in any current statements.

Financial Condition

At March 31, 1998, Adirondack Financial Services Bancorp, Inc. (the "Holding Company") was in the process of conducting its stock subscription. The offering was completed on April 6, 1998. Upon completion of the offering, the Holding Company purchased stock in Gloversville Federal Savings and Loan Association (the "Association"). Since the Holding Company had no results of operations at March 31, 1998; therefore, the following discussion principally reflects the operations and financial condition of the Association.

Total assets of the Association were $80.4 million at March 31, 1998 an increase of $19.4 million or 31.78% over total assets as of September 30, 1997. The increase was attributable to $19.3 million of subscription offering proceeds, all of which were held as deposits on March 31, 1998. Upon completion of the transaction, $6.6 million of stock was purchased and $12.7 million was refunded to subscribers.

Cash and cash equivalents increased $20.6 million from $1.9 million at September 30, 1997 to $22.6 million at March 31, 1998. The increase represented funds primarily obtained through the Holding Company's subscription offering which were temporarily invested in interest-bearing time deposits.

Investments available for sale were $6.7 million at March 31, 1998 or $317,000 or 4.52% less than the $7.0 million balance at September 30, 1997. The decrease was attributable to principal paydowns received in the portfolio.

Gross loans declined from $51.3 million at September 30, 1997 by $1.0 million or 1.95% to $50.3 million at March 31, 1998. The majority of the loan decline was in one-to-four family loans which were $36.9 million at September 30, 1997 and $1.6 million or 4.38% less at March 31, 1998 with a balance of $35.3 million. The decline in gross loans outstanding from September 30, 1997 to March 31, 1998 was attributable to the highly competitive nature of the residential mortgage market and the low interest rate environment which resulted in increased payoffs of existing mortgage loans. Offsetting to some extent the decline in one-to-four family loans, was an increase of $869,000 or 61.11% in commercial business loans from $1.4 million at September 30, 1997 to $2.3 million at March 31, 1998. The increase in the commercial business loans is consistent with the Board's intent to build the commercial business portfolio.

The Allowance for Loan Loss decreased by $43,000 or 2.67% during the period from September 30, 1997 to March 31, 1998. The decline was the result of net charge-offs of $73,000 exceeding the provision of $30,000 made during the six month period ended March 31, 1998. Charge-offs taken during the period between September 30, 1997 through March 31, 1998 were primarily on loans secured by residential properties either foreclosed upon or deemed uncollectible. At March 31, 1998, the allowance for loan losses was 3.12% of gross loans receivable as compared to 3.14% at September 30, 1997.

Deposits increased from the September 30, 1997 balance of $56.1 million by $17.1 million or 30.41% to $73.2 million at March 31, 1998. Demand and N.O.W. accounts increased $16.4 million from $5.1 million at September 30, 1997 to $21.6 million at March 31, 1998. Savings accounts increased from $12.0 million at September 30, 1997 to a March 31, 1998 balance of $13.6 million or $1.6 million, a 13.11% change. In addition, money market account balances at March 31, 1998 were $12.2 million as compared to the September 30, 1997 balance of $11.0 million, an increase of $1.3 million or 11.52%. The increases in demand and N.O.W., savings and money market accounts is primarily attributable to subscriptions received and deposits made in connection with the Holding Company's stock offering. The Holding Company held all funds received from subscriptions in a N.O.W. account maintained at the Association. In addition, potential investors made substantial deposits to their existing non-time deposit accounts maintained at the Association to fund their stock purchases. The funds to be used to fund stock purchases held in depositors' accounts were not withdrawn by the Holding Company until the final stock allocation was determined in April. Time deposits declined $2.2 million or 7.78% from $28.0 million at September 30, 1997 to $25.8 million at March 31, 1998. The decline was due to the continued maturity time deposits all of which were not maintained by the Association as borrowings were a less expensive option available to meet short-term funding needs.

Borrowings increased from $1.3 million at September 30, 1997 by $2.2 million to $3.5 million at March 31, 1998. The Association replaced matured time deposits that were not maintained with less costly FHLB borrowings.

Total equity increased by $81,000 during the six month period ended March 31, 1998 from $3.3 million at September 30, 1997 to $3.4 million at March 31, 1998. The increase was attributable to net income of $57,000 recognized for the six month period ended March 31, 1998 and a $24,000 decline in the after-tax net unrealized loss on available for sale securities. Non-performing assets decreased $690,000 or 16.80% from $4.1 million at September 30, 1997 to $3.4 million at March 31, 1998. The decrease is attributable to nonperforming loans decreasing $407,000 or 10.73% from $3.8 million at September 30, 1997 to $3.4 million at March 31, 1998 and by a decline in OREO of $283,000 during the same period. Nonperforming loans at September 30, 1997 consisted of one-to-four family mortgages of $3.7 million and home equity loans of $63,000. Nonperforming loans at March 31, 1998 consisted of one-to-four family mortgages of $3.3 million and home equity loans of $46,000. OREO at both March 31, 1998 and 1997 consisted entirely of one-to-four family residences.

Comparison of Operating Results for the Six-Month Periods Ended
March 31, 1998 and 1997

General. Net income for the six months ended March 31, 1998 was $57,000, compared to a net loss of $235,000 for the same period in fiscal 1997. The $291,000 increase was primarily attributable to a decline of $140,000 in net interest income, a $366,000 decrease in the provision for loan losses, an increase of $10,000 in noninterest income and a decline of $64,000 in non-interest expense.

Net interest income. Net interest income, or the difference between interest and dividend income and interest expense, declined $140,000 or 11.03% comparing the six month period ended March 31, 1997 to the six month period ended March 31, 1998. The income earned on average interest-earning assets during the period ended March 31, 1998 was 8.15% as compared to 8.37% for the same period in fiscal 1997. The effect of the decline in the average yield earned on interest-earning assets was mostly attributable to a decline in loan average loan balances from $51.4 million for the six months ended March 31, 1997 to $50.6 million for the six months ended March 31, 1998 and in average loan yields from 8.70% for the six month period ended March 31, 1997 to 8.51% for the six month period ended March 31, 1998, resulting in a decline in interest income earned on loans of $74,000 between the two periods. Interest earned from interest-bearing time deposits increased from $10,000 for the six months ended March 31, 1997 to $44,000 for the six months ended March 31, 1998. The increase was primarily attributable to the interest earned on proceeds received from the Company's stock offering invested in interest-bearing time deposits. The cost of interest-bearing liabilities increased from 4.23% for the six months ended March 31, 1997 to 4.40% for the six months ended March 31, 1998. The cost of N.O.W accounts increased by 33 basis points from 1.28% for the six months ended March 31, 1997 to 1.61% for the six months ended March 31, 1998 as the interest due on stock subscription deposits was determined using the savings interest rate of 3.00% which is 150 basis points than the stated rate for N.O.W. accounts. The cost of money market accounts for the six months ended March 31, 1998 was 4.14%, 12 basis points higher than the 4.02% average cost for the six months ended March 31, 1997. The increase was attributable to higher balances being maintained in the individual accounts. Money market accounts are paid higher interest rates as the account balance increases. Time deposit average rates paid increased from 5.25% for the six months ended March 31, 1997 to 5.61% for the six months ended March 31, 1998 caused by lower yielding time deposits maturing and having been renewed at higher rates. The average cost of savings accounts and borrowings did not increase significantly between the two periods.

The Association realized lower average yields on its loans, primarily as a result of loan originations at rates less than those currently held by the Association coupled with the continued amortization and prepayment of higher yielding loans. In addition, the cost of non-interest bearing liabilities have increased primarily due to the continued upward pricing of time deposits and the increased cost of borrowings, coupled with higher average balances outstanding in demand and N.O.W. and money market accounts.

Provision for loan losses. The provision for loan losses was $30,000 for the six months ended March 31, 1998 compared to $396,000 for the same period in fiscal 1997. Management charges earnings for an amount necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses in the loan portfolio. Although the Association maintains its allowance for loan losses at a level it considers adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods. The provision in fiscal 1997 was primarily based on a $1.3 million or 59.3% increase in non-performing loans to $3.5 million at March 31, 1997 as compared to $2.2 million at September 30, 1996. The allowance for loan losses totaled $1.6 million (3.12% of total loans and 46.37% of nonperforming loans) at March 31, 1998 compared with $1.6 million (3.14% of total loans and 42.53% of nonperforming loans) at September 30, 1997.

Other income. Other income for the six months ended March 31, 1998 increased $10,000 or 12.57% from $78,000 during the same period in 1997 to $88,000. This increase was primarily attributable to a $8,000 increase in service charges and fees, reflecting newly implemented fees being collected from customers.

Other expense. Other expenses decreased $64,000 or 5.56% to $1.1 million for the six month period ended March 31, 1998 from $1.2 million for the six month period ended March 31, 1997. Decreased operating expenses included: occupancy expenses of $8,000 or 6.52%; deposit insurance premiums of $7,000 or 20.85%; advertising expenses of $11,000 or 18.21%; directors fees and expenses of $8,000 or 15.92%; equipment expenses of $8,000 or 5.20%; and other operating expenses of $47,000 or 16.89%. These decreases are generally the result of improved operations related to the conversion to our in-house data processing system, reduced premiums being assessed for deposit insurance due to the recapitalization of the Savings Association Insurance Fund, reduction in discretionary expenses such as advertising and a reduction in the number of Board members. Compensation and benefits increased $23,000 or 5.13% from $442,000 for the six months ended March 31, 1997 to $465,000 for the six months ended March 31, 1998. The increase was attributable to increased cost of benefits and to cost-of-living increases given employees.

Income tax expense. Income tax expense was $38,000 for the six months ended March 31, 1998, or 40.11% of pre-tax income compared to $29,000 on a pre-tax loss of $206,000 for the six months ended March 31, 1997. A benefit was not recognized for the net loss incurred during the six months ended March 31, 1997 because there was not sufficient support to increase the deferred tax asset. As a result of the 1997 six month loss and the significant reduction in the amount of historical taxes available for carry back, the deferred tax asset valuation allowance was increased.

Comparison of Operating Results for the Three-Month Periods Ended
March 31, 1998 and 1997

General. Net income for the three months ended March 31, 1998 was $33,000, compared to a net loss of $124,000 for the same period in fiscal 1997. The $157,000 increase was primarily attributable to a decline of $55,000 in net interest income, a $183,000 decrease in the provision for loan losses and a decline of $34,000 in non-interest expense.

Net interest income. Net interest income declined $55,000 or 8.79% comparing the three month period ended March 31, 1997 to the three month period ended March 31, 1998. The income earned on average interest-earning assets during the three month period ended March 31, 1998 was 8.34% as compared to 8.15% for the same period in fiscal 1997. The effect of the decline in the average yield earned on interest-earning assets was mostly attributable to a decline in loan average loan balances from $51.3 million for the three months ended March 31, 1997 to $50.2 million for the three months ended March 31, 1998 and in average loan yields from 8.67% for the three month period ended March 31, 1997 to 8.59% for the three month period ended March 31, 1998, resulting in a decline in interest income earned on loans of $34,000 between the two periods. Interest earned from interest-bearing time deposits increased from $2,000 for the three months ended March 31, 1997 to $42,000 for the three months ended March 31, 1998. The increase was primarily attributable to the interest earned on proceeds received from the Company's stock offering invested in interest-bearing time deposits. The cost of interest-bearing liabilities increased from 4.18% for the three months ended March 31, 1997 to 4.38% for the three months ended March 31, 1998. The average cost of N.O.W. accounts increased from 1.24% for the three months ended March 31, 1997 to 1.87% for the three months ended March 31, 1998. This increase was attributable to the Association accruing interest on funds held in escrow obtained from the Holding Company's subscription offering at a higher rate than the rate paid on N.O.W. accounts. The cost of time deposits and borrowings also increased from an average combined cost of 5.21% for the three months ended March 31, 1997 to 5.61% on average for the three months ended March 31, 1998 which is the result of lower cost time deposits maturing and being renewed at higher rates or being replaced with higher cost borrowings.

Provision for loan losses. The provision for loans losses was $15,000 for the three months ended March 31, 1998 compared to $198,000 for the same period in fiscal 1997. The provision for the three months ended March 31, 1997 was primarily based on the high level of nonperforming loans. For the three months ended March 31, 1998 as compared to the same period last fiscal year, the level of nonperforming loans and net loan charge-offs declined.

Other expense. Other expenses decreased $34,000 or 5.96% to $536,000 for the three month period ended March 31, 1998 from $570,000 for the three month period ended March 31, 1997. Deposit insurance premiums were $13,000 for the three months ended March 31, 1998 compared to $1,000 for the three months ended March 31, 1997. The 1997 deposit insurance premiums reflect a credit obtained from the FDIC for an overpayment of the calendar year fourth quarter premiums paid. Directors' fees and expenses declined $12,000 or 37.50% from $32,000 for the three months ended March 31, 1997 to $20,000 for the three months ended March 31, 1998 due to a reduction of the number of paid Directors. Other operating expenses decreased $25,000 or 18.66% from $134,000 for the three months ended March 31, 1997 to $109,000 for the three months ended March 31, 1998. The reduction was attributable to a decline in the expenses related to delinquent borrowers.

Income tax expense. Income tax expense was $22,000 for the three months ended March 31, 1998, or 40.00% of pre-tax income compared to $16,000 on a pre-tax loss of $108,000 for the three months ended March 31, 1997. A benefit was not recognized for the net loss incurred during the three months ended March 31, 1997 because there was not sufficient support to increase the deferred tax asset. As a result of the 1997 three month loss and the significant reduction in the amount of historical taxes available for carry back, the deferred tax asset valuation allowance was increased.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Periodically, there have been various claims and lawsuits involving the Company, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operation of the Company.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 1 - Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Adirondack Financial Services Bancorp, Inc.
-------------------------------------------
(Registrant)

                     Dated:  May 1, 1998                 \s\ Lewis E. Kolar
                                                         -----------------------
                                                         Lewis E. Kolar
                                                         President and CEO


                     Dated:  May 1, 1998                 \s\ Menzo D. Case
                                                         -----------------------
                                                         Menzo D. Case
                                                         Executive VP and CFO