Form 10-Q
period 1998-06-30
ADIRONDACK FINANCIAL SERVICES BANCORP INC
filed 1998-08-14
CIK 1052119

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the quarterly period ended June 30, 1998
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the transition period from               to               .
                                         ---------------  ---------------
Commission file number 333-43697

                   Adirondack Financial Services Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                  14-1801465
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

52 North Main Street, Gloversville, NY 12078
(Address of principal executive offices)

(518) 725-6331
(Registrants telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes NA No
    ----  ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ----  ----
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuers classes of common equity, as of the latest practicable date.

                 Class                   Outstanding as of August 13, 1998
      Common Stock, $.01 par value                 661,250 shares

                                TABLE OF CONTENTS

Number                                                               Page
   Part I.   Financial Information
     Item 1.  Financial Statements
       Consolidated Statements of Financial Condition                   1
         June 30, 1998 (unaudited) and September 30, 1997
       Consolidated Statements of Income (unaudited)                    2
         Three Months Ended June 30, 1998 and 1997
       Consolidated Statements of Income (unaudited)                    3
         Nine Months Ended June 30, 1998 and 1997
       Consolidated Statements of Cash Flows (unaudited)                4
         Nine Months Ended June 30, 1998 and 1997
       Notes to Consolidated Financial Information                      5
     Item 2.  Management's Discussion and Analysis                  6 - 9

   Part II.  Other Information                                         10
     Item 1.  Legal Proceedings                                        10
     Item 2.  Changes in Securities                                    10
     Item 3.  Defaults Upon Senior Securities                          10
     Item 4.  Submission of Matters to a Vote of Security Holders      10
     Item 5.  Other Information                                        10
     Item 6.  Exhibits                                                 12
       Exhibit 1 - Financial Data Schedule
Signatures                                                             11

Adirondack Financial Services Bancorp, Inc.
Consolidated Statements of Financial Condition

                                                    June 30,      September 30,
                                                      1998            1997
                                                 -------------    -------------
                                                  (unaudited)
Assets
Cash and due from banks                            $ 2,199,237     $ 1,922,386
Interest bearing time deposits                       4,210,300               -
                                                   -----------     -----------
    Total cash and cash equivalents                  6,409,537       1,922,386

Securities available for sale                        7,787,503       7,017,111
Net loans receivable                                49,698,399      49,526,290
Accrued interest receivable                            275,893         322,122
Other real estate owned                                146,525         312,892
Net premises and equipment                           1,350,776       1,538,364
Prepaid expenses and other assets                      359,821         382,642
                                                   -----------     -----------
    Total Assets                                   $66,028,454     $61,021,807
                                                   ===========     ===========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
  Demand and N.O.W. account                        $ 5,876,344     $ 5,147,684
  Savings and money market accounts                 23,022,379      22,954,408
  Time deposit accounts                             25,858,206      28,014,594
                                                   -----------     -----------
    Total deposits                                  54,756,929      56,116,686
Borrowings                                           2,000,000       1,300,000
Accrued expenses and other liabilities                 347,389         325,152
                                                   -----------     -----------
    Total liabilities                               57,104,318      57,741,838
                                                   -----------     -----------
Shareholders' equity:
  Preferred Stock, $.01 par value, 500,000
   shares authorized, none outstanding
  Common Stock, $.01 par value, 5,000,000
   shares authorized, 661,250 outstanding
   at June 30, 1998 and none at September 30,
   1997                                                  6,613               -
  Additional Paid-In Capital                         6,011,842               -
  Retained earnings, substantially restricted        3,431,475       3,301,370
  Unearned ESOP shares                                (529,000)              -
  Investment valuation allowance                         3,206         (21,401)
                                                   -----------     -----------
    Total shareholders' equity                       8,924,136       3,279,969
                                                   -----------     -----------
      Total liabilities and shareholders' equity   $66,028,454     $61,021,807
                                                   ===========     ===========

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Adirondack Financial Services Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

                                                      Three Months Ended
                                             ----------------------------------
                                             June 30, 1998        June 30, 1997
                                             -------------        -------------
Interest and dividend income:
 Interest and fees on loans                   $1,082,624            $1,097,156
 Securities available for sale                   117,465               112,260
 Interest-bearing deposits                        91,297                22,649
                                              ----------            ----------
   Total interest and dividend income          1,291,386             1,232,065
                                              ----------            ----------
Interst expense:
 N.O.W. accounts                                  30,111                16,070
 Savings and money market accounts               213,301               216,692
 Time deposit accounts                           353,356               378,113
 Borrowings                                       28,946                   645
                                              ----------            ----------
   Total interest expense                        625,714               611,520
                                              ----------            ----------
   Net interest income                           665,672               620,545
Provision for loan losses                         15,000               198,067
                                              ----------            ----------
 Net interest income after provision for
  loan losses                                    650,672               422,478
                                              ----------            ----------
Other income:
 Fees and service charges                         40,122                31,952
 Other                                               667                   953
                                              ----------            ----------
   Total other income                             40,789                32,905
                                              ----------            ----------
Operating expenses:
 Compensation and employee benefits              232,771               223,587
 Occupancy expense                                53,269                53,784
 Federal deposit insurance premiums               12,355                10,129
 Advertising expenses                             23,854                29,754
 Directors' fees and expenses                     20,715                22,599
 Equipment and data processing expenses           74,701                80,513
 Other real estate owned expenses                  8,059                10,227
 Other operating expenses                        142,824               122,844
                                              ----------            ----------
   Total operating expenses                      568,548               553,437
                                              ----------            ----------
Income (loss) before income tax expense          122,913               (98,054)
Income tax expense                                49,550                13,150
                                              ----------            ----------
Net income (loss)                             $   73,363            $ (111,204)
                                              ==========            ==========

Basic and diluted earnings per
 common share                                      $0.11                   N/A


The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Adirondack Financial Services Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

                                                  For Nine Months Ended
                                             ----------------------------------
                                             June 30, 1998        June 30, 1997
                                             -------------        -------------
Interest and dividend income:
 Interest and fees on loans                   $3,233,779            $3,332,955
 Securities available for sale                   329,873               348,389
 Interest-bearing deposits                       135,400                32,784
                                              ----------            ----------
   Total interest and dividend income          3,699,052             3,714,128
                                              ----------            ----------
Interst expense:
 N.O.W. accounts                                  79,610                48,692
 Savings and money market accounts               644,857               626,789
 Time deposit accounts                         1,083,915             1,137,795
 Borrowings                                       96,194                11,531
                                              ----------            ----------
   Total interest expense                      1,904,576             1,824,807
                                              ----------            ----------
   Net interest income                         1,794,476             1,889,321
Provision for loan losses                         45,000               594,199
                                              ----------            ----------
 Net interest income after provision for
  loan losses                                  1,749,476             1,295,122
                                              ----------            ----------
Other income:
 Fees and service charges                        114,232                97,303
 Other                                            14,800                13,991
                                              ----------            ----------
   Total other income                            129,032               111,294
                                              ----------            ----------
Operating expenses:
 Compensation and employee benefits              697,549               665,696
 Occupancy expense                               162,105               170,206
 Federal deposit insurance premiums               38,605                43,291
 Advertising expenses                             71,700                88,252
 Directors' fees and expenses                     65,012                75,283
 Equipment and data processing expenses          225,518               239,596
 Other real estate owned expenses                 24,416                24,414
 Other operating expenses                        375,948               403,347
                                              ----------            ----------
   Total operating expenses                    1,660,853             1,710,085
                                              ----------            ----------
Income (loss) before income tax expense          217,655              (303,669)
Income tax expense                                87,550                42,225
                                              ----------            ----------
Net income (loss)                             $  130,105            $ (345,894)
                                              ==========            ==========

Basic and diluted earnings per
 common share                                      $0.11                   N/A


The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Adirondack Financial Services Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

                                                                       Nine Months Ended June 30,
                                                                    -------------------------------
                                                                         1998            1997
                                                                    --------------- ---------------
Cash flows from operating activities:
     Net income (loss)                                              $      130,105   $    (345,894)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used by) operating activities
          Depreciation expense                                             218,885         222,952
          Provision for loan losses                                         45,000         549,199
          Deferred tax expense                                                   -         108,000
          Net gain on sale of other real estate owned                      (25,671)        (38,881)
          Gain on security called                                           (2,036)              -
          Decrease (increase) in accrued interest receivable                46,229         (23,028)
          Decrease (increase) in prepaid expenses and other assets           6,963         (32,073)
          Increase (decrease) in accrued expenses
              and other liabilities                                         22,237        (891,433)
                                                                    --------------- ---------------
                  Net cash provided by (used by) operating
                  activities                                               441,712        (451,158)
                                                                    --------------- ---------------
Cash flows from investing activities:
     Proceeds from principal repayment of securities
          available for sale                                               798,502         377,614
     Proceeds from call of security available for sale                   1,000,000               -
     Purchase of securities available for sale                          (2,526,393)              -
     Net increase in loans receivable                                     (423,084)     (1,321,606)
     Proceeds from sale of other real estate owned                         398,013         273,397
     Capital expenditures                                                  (31,297)        (30,090)
                                                                    --------------- ---------------
                  Net cash used by investing activities                   (784,259)       (700,685)
                                                                    --------------- ---------------
Cash flows from financing activities:
     Net proceeds from stock offering                                    6,018,455               -
     Employee Stock Ownership Plan stock purchases                        (529,000)
     Net (decrease) increase in deposits                                (1,359,757)      2,554,894
     Net increase (decrease) in borrowings                                 700,000        (300,000)
                                                                    --------------- ---------------
                  Net cash provided by financing activities              4,829,698       2,254,894
                                                                    --------------- ---------------
Net increase in cash and cash equivalents                                4,487,151       1,103,051
Cash and cash equivalents at beginning of period                         1,922,386       1,198,081
                                                                    --------------- ---------------
Cash and cash equivalents at end of period                          $    6,409,537  $    2,301,132
                                                                    =============== ===============
Cash paid during the period for:
Interest                                                            $    1,808,381  $    1,813,277
Taxes                                                               $            -          34,000

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Adirondack Financial Services Bancorp, Inc.
Notes to Consolidated Financial Information
June 30, 1998

Note 1 - Basis of presentation:

Adirondack Financial Services Bancorp, Inc. (the "Holding Company") was incorporated under Delaware law in December 1997 as a holding company to purchase 100% of the common stock of Gloversville Federal Savings and Loan Association (the "Association"). The Association converted from a mutual form to a stock institution in April 1996, and the Holding Company completed its initial public offering on April 6, 1998, at which time the Holding Company purchased all of the outstanding stock of the Association. To date, the principal operations of Adirondack Financial Services Bancorp, Inc. and subsidiary (the "Company") have been those of the Association.

The unaudited consolidated interim financial statements include the accounts of Holding Company and the Association. All intercompany accounts and transactions have been eliminated in consolidation. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Association's audited consolidated financial statements as of and for the year ended September 30, 1997, and in the opinion of management, contains all adjustments necessary to present fairly, in all material respects, the financial position as of June 30, 1998 and September 30, 1997, and its results of operations for the three and nine periods ended June 30, 1998 and 1997 and cash flows for the nine month periods ended June 30, 1998 and 1997. All adjustments made to the unaudited interim financial information were of a recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 1998.

Note 2 - Earnings Per Share

On June 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure and specifies additional disclosure requirements. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock that then shared in the earnings of the entity, such as restricted stock and stock options. Unallocated ESOP shares are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.

Earnings per share are compiled on estimated earnings from the date of conversion, Apirl 6, 1998, through June 30, 1998, and are based on the weighted average number of shares outstanding during this period, less unallocated employee stock ownership plan shares. Earnings per share are not presented for periods prior to the intial stock offering as the Association was a mutual savings and loan at the time and no stock was outstanding. For the three month and nine month periods ended June 30, 1998, the weighted average number of shares outstanding was 608,350. There were no restricted stock plans or stock options that would have had a dilutive effect on the earnings per share calculation for the three and nine month periods ended June 30, 1998. The basic and diluted earnings per common share was $.11 for the three months and nine months ended June 30, 1998, based on post conversion net income of $68,525 for the three months ended June 30, 1998 and $121,527 for the nine months ended June 30, 1998.

Note 3 - Impact of New Accounting Standards

In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practical and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88 or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the September 30, 1999 consolidated financial statements.

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

                   ADIRONDACK FINANCIAL SERVICES BANCORP, INC.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                                  JUNE 30, 1998


When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements." Such statements are subject to certain risks and uncertainties-including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution the reader not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to materially differ from any opinions or statements expressed with respect to future periods in any current statements.

Financial Condition

The Holding Company was formed in December 1997 to acquire all of the common stock of the Association upon its conversion from a mutual savings institution to a stock institution. On April 6, 1998, the Holding Company completed its initial public stock offering, issuing 661,250 shares of $.01 par value common stock at $10.00 per share. Net proceeds to the Holding Company were $6.0 million after conversion costs, and $5.5 million excluding the shares acquired by the Company's Employee Stock Ownership Plan (the "ESOP"), which were purchased with the proceeds of a loan from the Holding Company.

The consolidated financial condition and operating results of the Company are primarily dependent upon its wholly owned subsidiary, the Association, and all references to the Company prior to April 6, 1998, except where otherwise indicated, are to the Association.

Total assets were $66.0 million at June 30, 1998, an increase of $5.0 million or 8.21% over total assets as of September 30, 1997. The increase was primarily attributable to net proceeds of $5.5 million received from the Holding Company's initial public offering and by a $700,000 increase in borrowings partially offset by a $1.4 million decline in deposits.

Cash and cash equivalents increased $4.5 million from $1.9 million at September 30, 1997 to $6.4 million at June 30, 1998. The increase represented a portion of the funds obtained through the Holding Company's initial public offering which were temporarily invested in interest-bearing time deposits.

Investments available for sale were $7.8 million at June 30, 1998, $771,000 or 10.99% more than the $7.0 million balance at September 30, 1997. The increase is primarily attributable to the purchase of $2.5 million in securities offset by $1.8 million received from a security called and principal paydowns.

Gross loans increased $56,000 and were $51.3 million at June 30, 1998 and at September 30, 1997. Multi-family and commercial real estate loans increased $612,000 or 7.70% from $8.0 million at September 30, 1997 to $8.6 million at June 30, 1998. Commercial business loans grew $1.2 million or 82.28% during the same period. The increase in multi-family and commercial loan balances is the result of the Board placing more emphasis in diversifying the loan portfolio with an emphasis on commercial lending. One-to-four family real estate loans declined from $36.9 million at September 30, 1997 to $35.6 million at June 30, 1998, a decline of $1.3 million or 3.57%. In addition, one-to-four family construction loans declined $152,000 or 28.20% from $539,000 at September 30, 1997 to $387,000 at June 30, 1998. Home equity loan balances also declined during this period by $274,000 or 8.11%. The decline in one-to-four family real estate loans and home equity loans is the result of heightened competition in the market place and was experienced despite the Association improving its overall market share of residential mortgage originations from the prior year.

The Allowance for loan loss decreased by $89,000 or 5.52% from September 30, 1997 to June 30, 1998. The decline was the result of net charge-offs of $134,000 exceeding the provision of $45,000 made during the nine month period ended June 30, 1998. Charge-offs taken during this period were primarily on loans secured by residential properties either foreclosed upon or deemed uncollectible. At June 30, 1998, the allowance for loan losses was 3.12% of gross loans receivable as compared to 3.14% at September 30, 1997.

Non-performing assets decreased $2.5 million or 59.84% from $4.1 million at September 30, 1997 to $1.6 million at June 30, 1998. The decrease is attributable to nonperforming loans decreasing $2.3 million or 60.40% from $3.8 million at September 30, 1997 to $1.5 million at June 30, 1998 and by a decline in OREO of $166,000 during the same period. Nonperforming loans at September 30, 1997 consisted of one-to-four family mortgages of $3.7 million and home equity loans of $63,000. Nonperforming loans at June 30, 1998 consisted of one-to-four family mortgages of $1.5 million and home equity loans of $19,000. OREO at both June 30, 1998 and 1997 consisted entirely of one-to-four family residences.

Deposits decreased from the September 30, 1997 balance of $56.1 million by $1.4 million or 2.43% to $54.8 million at June 30, 1998. The following table shows the deposit composition as of the respective balance sheet dates (in thousands):

                                                   June 30, 1998              September 30, 1997
                                             --------------------------    --------------------------
                                               In 000's  % of Deposits       In 000's    % of Deposits
Passbook and statement savings                 $11,682        21.33          $12,004         21.40
Demand and NOW accounts                          5,876        10.73            5,148          9.17
Money market Accounts                           11,341        20.71           10,950         19.51
Time deposits                                   25,858        47.23           28,015         49.92
                                             ==========    ==========       =========      =========
                                               $54,757       100.00%         $56,117        100.00%
                                             ==========    ==========       =========      =========

Demand and N.O.W. accounts increased $728,000 from $5.1 million at September 30, 1997 to $5.9 million at June 30, 1998. Savings accounts decreased from $12.0 million at September 30, 1997 to a June 30, 1998 balance of $11.7 million or $322,000, a 2.68% decline. In addition, money market account balances at June 30, 1998 were $11.3 million as compared to the September 30, 1997 balance of $11.0 million, an increase of $390,000 or 3.56%. Demand and N.O.W. accounts included $445,000 held in a commercial loan closing account, and the remaining increase in Demand and N.O.W. accounts is primarily attributable to an increase in business account relationships. The savings balance decline is in line with the trend experienced over the past three years which is the result of individuals investing in other savings alternatives such as money markets and mutual funds. The money market balances increasing during the nine month period is the result of the Association maintaining a competitive pricing structure. Time deposits declined $2.2 million or 7.70% from $28.0 million at September 30, 1997 to $25.9 million at June 30, 1998. The decline was due to the continued maturity of time deposits.

Borrowings increased from $1.3 million at September 30, 1997 by $700,000 to $2.0 million at June 30, 1998. The Company replaced matured time deposits that were not maintained with shorter term FHLB borrowings.

Total equity increased by $5.6 million during the nine month period ended June 30, 1998 from $3.3 million at September 30, 1997 to $8.9 million at June 30, 1998. The increase was attributable to $5.5 million added to equity from the net proceeds obtained from the Holding Company's initial public offering, net income of $130,000 recognized for the nine month period ended June 30, 1998 and a $25,000 decline in the after-tax net unrealized loss on available for sale securities.

Liquidity and Capital Resources

Liquidity is the ability to generate cash flows to meet present and expected future funding needs. Management monitors the Company's liquidity position on a daily basis to evaluate its ability to meet expected and unexpected depositor withdrawals and to make new loans and or investments. The primary sources of funds for operations are deposits, borrowings, and principal and interest payments on loans, mortgage backed securities and other securities available for sale.

Net cash provided by operating activities was $442,000 for the nine months ended June 30, 1998, an increase of $893,000 from the comparable nine month period last year. Accrued expenses and other liabilities declined $891,000 during the nine months ended June 30, 1997. Approximately $415,000 of the decrease in accrued expenses and other liabilities was the special one-time assessment levied by the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF") which was paid during the period ended June 30, 1997. In addition, $210,000 of the decline in accrued expenses and other liabilities represented the cost of the Association's computer conversion and newly constructed Gloversville office drive-thru that was paid in the nine months ended June 30, 1997. Lastly, $249,000, accrued during fiscal 1996, was paid in the nine months ended June 30, 1997 for past due property taxes on collateral securing certain one- to four-family residential nonperforming loans.

Investing activities used $784,000 in the nine months ended June 30, 1998. Additional investment securities were purchased during the nine months ended June 30, 1998, re-investing proceeds received from principal paydowns and securities called. The net change in loans receivable for the nine months ended June 30, 1998 was $423,000 as compared to $1.3 million for the same period in the prior fiscal year. The decline reflects the slower growth experienced in the loan portfolio due to increased competition in the Company's market. The Company also successfully obtained $398,000 from the sale of other real estate owned during the nine month period ended June 30, 1998.

Financing activities provided $4.8 million, primarily reflecting the proceeds of $5.5 million obtained from the initial public offering. Deposits declined $1.4 million, and borrowings increased $700,000. For more details concerning the Company's deposits and borrowings, see "Financial Condition."

The Association is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The OTS required minimum liquidity ratio is currently 4% and for the month of June 1998, the Association's average liquidity ratio was 23.32%.

The Company anticipates that it will have sufficient funds to meet its current commitments. At June 30, 1998, the Company had commitments to originate loans of $2.5 million. In addition, the Company had undrawn commitments of $1.5 million on home equity and other lines of credit. Certificate of deposits which are scheduled to mature in one year or less at June 30, 1998, totaled $21.4 million, and management believes that a significant portion of such deposits will remain with the Company as the rates offered on time deposits are competitively priced.

Although there are no minimum capital ratio requirements for the Company, the Association is required to maintain minimum regulatory capital ratios. The following is a summary of the Association's actual capital amounts and ratios at June 30, 1998, compared to the OTS minimum capital requirements:

                                 Actual                        Minimum
                        --------------------------    ------------------------
                         In 000's           %           In 000's         %
                        ----------    ------------    -----------    ---------
Tangible Capital         $8,921           13.51       $    990         1.50
Core Capital              8,921           13.51          2,641         4.00
Risk Based Capital        9,416           23.05          3,097         8.00

Impact of Year 2000

Management has developed and presented to the Board of Directors a Year 2000 Action Plan which addresses those concerns identified in Federal Financial Institutions Examination Council guidance, particularly focusing on the testing of mission critical systems for year 2000 compliance. The Company has identified those areas which are of a critical importance and testing has begun of these systems. It is anticipated that testing will be completed no later than December 31, 1998. Contingency plans are currently being developed which will outline the procedures in the event of system failure with year 2000. In addition, significant vendors and customers have been contacted by the Company to determine whether sufficient progress has been made with respect to Year 2000 issues that may affect their operations. While the Year 2000 issue is of significant concern, it is not anticipated that the costs incurred in connection with the Year 2000 Action Plan will have a material impact on the Company's consolidated financial condition or results of operations.

Comparison of Operating Results for the Nine-Month Periods Ended June 30, 1998 and 1997

General. Net income for the nine months ended June 30, 1998 was $130,000, compared to a net loss of $346,000 for the same period in fiscal 1997. The $476,000 increase was primarily attributable to a decline of $95,000 in net interest income, a $549,000 decrease in the provision for loan losses, an increase of $18,000 in non-interest income and a decline of $49,000 in non-interest expense.

Net interest income. Net interest income, or the difference between interest and dividend income and interest expense, declined $95,000 or 5.02% comparing the nine month period ended June 30, 1997 to the nine month period ended June 30, 1998. The yield earned on average interest-earning assets during the period ended June 30, 1998 was 8.09% as compared to 8.33% for the same period in fiscal 1997. The decline in the average yield earned on interest-earning assets was mostly attributable to a decline in average loan balances from $51.2 million for the nine months ended June 30, 1997 to $50.5 million for the nine months ended June 30, 1998 and in average loan yields from 8.68% for the nine month period ended June 30, 1997 to 8.54% for the nine month period ended June 30, 1998, resulting in a decline in interest income earned on loans of $100,000 between the two periods. Interest earned from interest-bearing time deposits increased from $102,000 for the nine months ended June 30, 1997 to $135,000 for the nine months ended June 30, 1998. The increase was primarily attributable to the interest earned on proceeds received from the Holding Company's initial public offering and the related stock subscription proceeds which were primarily invested in interest-bearing time deposits. The cost of interest-bearing liabilities increased from 4.24% for the nine months ended June 30, 1997 to 4.37% for the nine months ended June 30, 1998. The cost of N.O.W accounts increased by 36 basis points from 1.27% for the nine months ended June 30, 1997 to 1.63% for the nine months ended June 30, 1998 as the interest paid on stock subscription deposits was determined using the savings interest rate of 3.00% which is 150 basis points more than the stated rate for N.O.W. accounts. The cost of money market accounts for the nine months ended June 30, 1998 was 4.16%, 11 basis points higher than the 4.05% average cost for the nine months ended June 30, 1997. The increase was attributable to higher balances being maintained in the individual accounts. Money market accounts are paid higher interest rates as the account balance increases. Time deposit average rates paid increased from 5.27% for the nine months ended June 30, 1997 to 5.57% for the nine months ended June 30, 1998 caused by lower yielding time deposits maturing and having been renewed at higher rates. The average cost of borrowings increased 7 basis points from 5.63% at for the nine months ended June 30, 1997 to 5.70% for the nine months ended June 30, 1998. The average cost of savings accounts did not change significantly between the two periods.

The Association realized lower average yields on its loans, primarily as a result of loan originations at rates less than those currently held by the Association coupled with the continued amortization and prepayment of higher yielding loans. In addition, the cost of interest bearing liabilities have increased primarily due to the continued upward pricing of time deposits and the increased cost of borrowings, coupled with higher average balances outstanding in demand and N.O.W. and money market accounts.

Provision for loan losses. The provision for loan losses was $45,000 for the nine months ended June 30, 1998 compared to $594,000 for the same period in fiscal 1997. Management charges earnings for an amount necessary to maintain the allowance for loan losses at a level considered adequate to absorb losses in the loan portfolio. Although the Company maintains its allowance for loan losses at a level it considers adequate to provide for losses, there can be no assurance that such losses will not exceed the estimated amounts or that additional substantial provisions for loan losses will not be required in future periods. The provision in fiscal 1997 was primarily based on a $1.3 million or 59.3% increase in non-performing loans to $3.5 million at June 30, 1997 as compared to $2.2 million at September 30, 1996. The allowance for loan losses totaled $1.5 million (3.12% of total loans and 101.46% of nonperforming loans) at June 30, 1998 compared with $1.6 million (3.14% of total loans and 42.53% of nonperforming loans) at September 30, 1997.

Other income. Other income for the nine months ended June 30, 1998 increased $18,000 or 15.94% from $111,000 during the same period in 1997 to $129,000. This increase was primarily attributable to a $14,000 increase in service charges and fees, reflecting newly implemented fees being collected from customers and a $2,000 gain on a security called during the period.

Other expense. Other expenses decreased $49,000 or 2.88% to $1.7 million for the nine month period ended June 30, 1998. Decreased operating expenses included: occupancy expenses of $8,000 or 4.76%; deposit insurance premiums of $5,000 or 10.83%; advertising expenses of $17,000 or 18.76%; directors fees and expenses of $10,000 or 13.64%; equipment expenses of $14,000 or 5.88%; and other operating expenses of $27,000 or 6.79%. These decreases are generally the result of improved operations related to the conversion to our in-house data processing system, reduced premiums being assessed for deposit insurance due to the recapitalization of the Savings Association Insurance Fund, reduction in discretionary expenses such as advertising and a reduction in the number of Board members. Compensation and benefits increased $32,000 or 4.79% from $666,000 for the nine months ended June 30, 1997 to $698,000 for the nine months ended June 30, 1998. The increase was attributable to higher benefits costs and to cost-of-living increases given employees.

Income tax expense. Income tax expense was $88,000 for the nine months ended June 30, 1998, or 40.22% of pre-tax income compared to $42,000 on a pre-tax loss of $304,000 for the nine months ended June 30, 1997. A benefit was not recognized for the net loss incurred during the nine months ended June 30, 1997 because there was not sufficient support to increase the deferred tax asset. As a result of the 1997 nine month loss, reduced expectations for future earnings and the significant reduction in the amount of historical taxes available for carry back, the deferred tax asset valuation allowance was increased.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 1998 and 1997

General. Net income for the three months ended June 30, 1998 was $73,000, compared to a net loss of $111,000 for the same period in fiscal 1997. The $184,000 increase was primarily attributable to an increase of $45,000 in net interest income, a $183,000 decrease in the provision for loan losses, an $8,000 increase in non-interest income, an increase of $15,000 in non-interest expense and an increase in tax expense of $36,000.

Net interest income. Net interest income increased $45,000 or 7.27% comparing the three month period ended June 30, 1997 to the three month period ended June 30, 1998. The yield earned on average interest-earning assets during the three month period ended June 30, 1998 was 7.98% as compared to 8.24% for the same period in fiscal 1997. The decline in the average yield earned on interest-earning assets was mostly attributable to a $4.9 million increase in the average balance of interest-earning deposits which yielded over 300 basis points less than the average yield earned on average loans which declined $467,000.

Average loan balances declined from $50.7 million for the three months ended June 30, 1997 to $50.2 million for the three months ended June 30, 1998, resulting in a decline in interest income earned on loans of $14,000 between the two periods. The average yield earned on loans did not change significantly between the two three month periods ended June 30, 1997 and 1998. Interest earned from interest-earning time deposits increased from $23,000 for the three months ended June 30, 1997 to $91,000 for the three months ended June 30, 1998. During the same period, the average yield earned on interest-earning deposits increased from 5.22% in 1997 to 5.45% in 1998. The increase was primarily attributable to the interest earned on proceeds received from the Holding Companys initial public offering and the related stock subscription proceeds invested primarily in interest-earning time deposits.

The cost of interest-bearing liabilities increased from 4.25% for the three months ended June 30, 1997 to 4.29% for the three months ended June 30, 1998. The average cost of N.O.W. accounts increased from 1.23% for the three months ended June 30, 1997 to 1.69% for the three months ended June 30, 1998. This increase was attributable to the Association paying interest on funds held in escrow obtained from the Holding Company's stock subscription proceeds at a higher rate than the rate paid on N.O.W. accounts. The cost of time deposits and borrowings also increased from an average combined cost of 5.31% for the three months ended June 30, 1997 to 5.50% on average for the three months ended June 30, 1998 which is the result of lower cost time deposits maturing and being renewed at higher rates or being replaced with borrowings with rates in excess of the rates paid on the maturing time deposits.

Provision for loan losses. The provision for loans losses was $15,000 for the three months ended June 30, 1998 compared to $198,000 for the same period in fiscal 1997. The provision for the three months ended June 30, 1997 was primarily based on the high level of nonperforming loans. For the three months ended June 30, 1998 as compared to the same period last fiscal year, the level of nonperforming loans and net loan charge-offs has declined significantly.

Other expense. Other expenses increased $15,000 or 2.89% to $569,000 for the three month period ended June 30, 1998 from $553,000 for the three month period ended June 30, 1997. Compensation and benefits increased from $224,000 by $9,000 or 4.01% to $233,000 between the three month period ended June 30, 1997 and the same period in fiscal 1998. The increase reflects the increased cost of employee benefits and cost of living increases given employees. Advertising expenses declined $6,000 or 20.00% to $24,000 for the three months ended June 30, 1998 as compared to $30,000 for the three months ended June 30, 1997. Costs for new brochure production were incurred during the three months ended June 30, 1997 which were not incurred during fiscal 1998. Equipment and data processing expenses were $75,000 for the three months ended June 30, 1998 as compared to $81,000 for the three months ended June 30, 1997, a decline of $6,000 or 7.22%. The decline is primarily attributable to lower computer costs. Other operating expenses increased $20,000 or 16.26% from $123,000 for the three months ended June 30, 1997 to $143,000 for the three months ended June 30, 1998. The increase in other operating expenses is primarily attributable to higher professional fees incurred as a public company.

Income tax expense. Income tax expense was $50,000 for the three months ended June 30, 1998, or 40.31% of pre-tax income compared to $13,000 on a pre-tax loss of $98,000 for the three months ended June 30, 1997. A benefit was not recognized for the net loss incurred during the three months ended June 30, 1997 because there was not sufficient support to increase the deferred tax asset. As a result of the 1997 three month loss, reduced expectations for future earnings and the significant reduction in the amount of historical taxes available for carry back, the deferred tax asset valuation allowance was increased.

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


Adirondack Financial Services Bancorp, Inc.
(Registrant)

                           Dated:  August 1, 1998        \s\Lewis E. Kolar
                                                         --------------------
                                                         Lewis E. Kolar
                                                         President and CEO


                           Dated:  August 1, 1998        \s\Menzo D. Case
                                                         --------------------
                                                         Menzo D. Case
                                                         Executive VP and CFO