Form 10-K
ADIRONDACK FINANCIAL SERVICES BANCORP INC
filed 1998-12-31
CIK 1052119

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL report pursuant to SECTION 13 or 15(d) of the Securities Exchange Act of 1934.

     For fiscal year ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _______________ to __________________.

Commission file number 333-43697

                  ADIRONDACK FINANCIAL SERVICES BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     14-1801465
---------------------------------------------              -------------
(State or other jurisdiction of incorporation              (IRS Employer
            or organization)                             Identification No.)


                  52 North Main Street, Gloversville, NY 12078
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (518) 725-6331
              ---------------------------------------------------
              (Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
                                        Common Stock, par value $.01 per share

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes__X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10K or any amendments to this Form 10K [X]

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding as of December 22, 1998
----------------------------            -----------------------------------
Common Stock, $.01 par value                      689,055 shares

                      Annual Report for 1998 on Form 10-K

                               TABLE OF CONTENTS

                                PART I                                      Page

Item  1.   Business                                                           3
Item  2.   Properties                                                        32
Item  3.   Legal Proceedings                                                 33
Item  4.   Submission of Matters to a Vote of Security Holders               33

                                 PART II

Item  5.   Market for Registrant's Common Equity and Related
           Shareholder Matters                                               33
Item  6.   Selected Financial Data                                           33
Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               33
Item  7a.  Quantitative and Qualitative Disclosures About Market Risk        33
Item  8.   Financial Statements and Supplementary Data                       34
Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               34

                                 PART III

Item  10.  Directors and Executive Officers of the Registrant                34
Item  11.  Executive Compensation
Item  12.  Security Ownership of Certain Beneficial Owners and
           Management                                                        34
Item  13.  Certain Relationships and Related Transactions                    34

                                 PART IV

Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   34

           SIGNATURES                                                        36

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents                               Part of 10-K into which incorporated

Portions of the Annual Report to
Shareholders for fiscal year
ended September 30, 1998                Parts II and IV

Portions of the Proxy Statement
for Annual Meeting of Shareholders
to be held March 4, 1999                Part III

ITEM 1.  Business

General

Adirondack Financial Services Bancorp, Inc. (the "Holding Company" or "Adirondack Financial") was incorporated under Delaware law in December 1997 as a savings and loan holding company to purchase 100% of the common stock of Gloversville Federal Savings and Loan Association (the "Association"). On April 6, 1998, the Association converted from a mutual form to a stock institution, at which time the Holding Company purchased all of the outstanding stock of the Association, and the Holding Company completed its initial public offering, issuing 661,250 shares of $.01 par value common stock at $10.00 per share. Net proceeds to the Company were $6.0 million after conversion and stock offering costs, and $5.5 million excluding the shares acquired by the Company's newly formed Employee Stock Ownership Plan (the "ESOP").

The consolidated financial condition and operating results of the Company are primarily dependent upon its wholly owned subsidiary, the Association, and all references to the Company and its financial data prior to April 6, 1998, except where otherwise indicated, refer to the Association and its financial data.

The Association has operated as a community-oriented financial institution, obtaining deposits from its local community and investing those deposits principally in residential one-to-four family mortgage loans and, to a lesser extent, multi-family and commercial real estate, commercial business, home equity and consumer loans. In addition, the Association invests excess funds not used for loan originations in securities issued by the United States government or its agencies, and mortgage backed securities. Deposits are offered at various interest rates only within the Association's primary market area. There are no brokered deposits maintained by the Association.

Forward Looking Statements

When used in this document, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the loan loss allowance or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of its assets and liabilities, and the adequacy of its loan loss allowance include, but are not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made and to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to materially differ from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Regulation

The Association is a federally-chartered savings and loan association and is a member of the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), which insures the Association's deposits up to applicable limits. The SAIF is backed by the full faith and credit of the United States Government. Accordingly, the Association is subject to broad federal regulation and oversight extending to all its operations. As a savings and loan holding company of the Association, the Holding Company is also subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings associations. The Association is also a member of the Federal Home Loan Bank of New York ("FHLB") and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

The Office of Thrift Supervision ("OTS") has extensive supervisory authority over the operations of savings associations. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last regular OTS examination of the Association was March 1998. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's assessment for the semi-annual period ended June 30, 1998 was $13,000.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Association and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

In addition, the investment, lending and branching of the Association is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Association is in compliance with the noted restrictions.

The Company is a unitary savings and loan holding company, and it sole FDIC-insured subsidiary, the Association, is a qualified thrift lender ("QTL"). Therefore, the Company generally has broad authority to engage in all types of business activities in which business can engage. If the Company were to acquire another insured institution as a separate subsidiary or if the Association fails to remain a QTL, the Company's activities will be limited to those permitted of multiple savings and loan holding companies. In general, a multiple savings and loan holding company (or subsidiary thereof that is not an insured institution) may, subject to OTS approval in most cases, engage in activities comparable to those permitted for bank holding companies, certain insurance activities, and certain activities related to the operations of its FDIC-insured subsidiaries.

Capital Requirements

Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

The Association must maintain (a) tangible capital of 1.5% of tangible assets,
(b) core capital of 3.0% of adjusted tangible assets, and (c) a risk-based capital of 8.0% of risk-weighted assets. Under current law and regulations, there are no capital requirements directly applicable to the Company. The Association exceeds all minimum capital standards imposed by the OTS. At September 30, 1998, the Association had a tangible capital and core capital ratio of 10.59% and a risk-based capital ratio of 19.62%.

OTS regulations (the implementation of which have been delayed) require that certain institutions with more than normal interest rate risk must make a deduction from capital before determining compliance with the minimum capital requirements. The Association is currently exempt from the deduction requirement because it has total assets less than $300 million and risk-based capital in excess of 12%. However, the Association's capital ratios are high enough that even if the rules are implemented and the exemption is withdrawn, the deduction would not have a material effect on the Association's compliance with OTS capital requirements.

The OTS has the authority to require that an institution take prompt corrective action to solve problems if the institution is undercapitalized, significantly undercapitalized or critically undercapitalized. Because of the Association's high capital ratios, the prompt corrective action regulations are not expected to have an effect on the Association.

Deposit Insurance Premiums

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium. If the Association's capital ratios substantially deteriorate or if the Association is found to be otherwise unhealthy, the deposit insurance premiums payable by the Association could increase.

In September 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "1996 Act") became law. Before the 1996 Act, SAIF insured institutions were paying deposit insurance premiums at a rate much greater than Bank Insurance Fund ("BIF") insured institutions. The 1996 Act imposed a one time assessment on all SAIF institutions and then equalized the insurance premiums for BIF and SAIF institutions. At the same time, the 1996 Act required BIF and SAIF institutions to contribute to the costs of the "FICO" bonds sold in the late 1980's to finance the savings and loan bailout. The "FICO" bond assessment for the semi-annual period ended June 30, 1998 for SAIF institutions was .061% of insured deposits or $22,000 for the Association.

The 1996 Act contemplates a merger of the SAIF and BIF funds, with the elimination of the federal savings bank charter by January 1, 1999. The exact manner in which the elimination will be accomplished has not yet been established, but commentators have suggested that all federal thrift institutions, such as the Association, will be required to convert either to a national bank, state commercial bank or state savings bank charter. A change in the charter of the Association could also affect the flexibility accorded to the Company as a unitary savings and loan holding company. The effect that the forced conversion will have on the Association and the Company cannot be determined at this time and there can be no assurance that a charter conversion will not have an adverse impact on the Company or the Association.

Limitations on Dividends and Other Capital Distributions

OTS regulations impose limits on dividends or other capital distributions by savings institutions based on capital levels and net income. An institution, such as the Association, that meets or exceeds all of its capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision, may make capital distributions during a calendar year of up to the greater of (i) 100% of net income for the current calendar year plus 50% of its capital surplus (capital in excess of regulatory requirements) or (ii) 75% of its net income over the most recent four quarters. Any additional capital distributions require prior regulatory approval.

The Association's capital levels exceed regulatory minimums to such an extent that the substantive restrictions on dividends are not expected to have a material effect on the Association. However, OTS regulations also impose procedural restrictions. The OTS must receive at least 30 days' written notice before making any capital distributions. All such capital distributions are subject to the OTS' right to object to a distribution on safety and soundness grounds. The OTS has proposed regulations that would eliminate the notice requirement for the highest rated institutions so that advance notice would not be required for most normal dividends. The Association expects that it will not be required to give notice under normal circumstances if the new proposal is adopted in its current form.

Qualified Thrift Lenders

A savings association will be a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every 12 months. Qualified thrift investments include, among others, (i) certain housing-related loans and investments (notably including residential one-to-four family mortgage loans), (ii) certain federal government and agency obligations,
(iii) loans to purchase or construct churches, schools, nursing homes and hospitals (subject to certain limitations), (iv) shares of stock issued by any Federal Home Loan Bank, and (vi) shares of stock issue by the FHLMC or the FNMA (subject to certain limitations). At September 30, 1998, the Association satisfied the QTL test.

If the Association fails to remain a QTL, it must either convert to a national bank charter or be subject to restrictions on its activities specified by law and the OTS regulations, which restrictions would generally limit activities to those permitted for national banks. Also, three years after the savings institution ceases to be a QTL, it would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding borrowings from any Federal Home Loan Bank.

Community Reinvestment Act

Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, the Association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Association is periodically examined by the OTS for compliance with the CRA. Subject to certain exceptions and elections, the Association's CRA performance will be evaluated based upon the lending, investment and service activities of the Association. In the last CRA examination performed by the OTS, the Association received a rating of satisfactory.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. The Association was in compliance with the reserve requirements at September 30, 1998.

Savings associations are authorized to borrow from the Federal Reserve Association "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Association.

Taxation

The Company pays federal and New York State income taxes on its income. The Holding Company will file a consolidated income tax return with the Association for the taxable year ending December 31, 1998. As a Delaware holding company, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of

Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.

Market Area

The Association conducts business through its main office located at 52 North Main Street, Gloversville, New York and a branch office located at 295 Broadway, Saratoga Springs, New York. The Association's market area for deposits consists primarily of Fulton and Saratoga Counties. The Association's primary market area for lending activities consist of communities within Fulton and Saratoga Counties, as well as portions of Hamilton and Montgomery Counties, New York.

Gloversville, New York is located in Fulton County approximately 50 miles Northwest of Albany, New York. Gloversville and the surrounding communities include a population of low- and moderate-income neighborhoods. Gloversville has undergone significant economic hardships as the major leather industries that were once the focal point of industrial strength for the region have relocated to other parts of the world. Gloversville, with its neighboring city Johnstown, have recently experienced some revitalization as a number of manufacturing entities have opened manufacturing plants in the area, capitalizing on the region's lower labor and operating costs. The housing in the Gloversville area consists mainly of one-to-four family residences within the city limits. Outside Gloversville, in the rural areas leading into the Adirondack Mountains, there are many nonconforming properties which are generally used as summer homes and camps. Real estate values in these areas have experienced a steady decline in recent years.

Saratoga Springs, New York is located in Saratoga County approximately 40 miles North of Albany, New York. Saratoga Springs and the surrounding communities include a diverse population of low income neighborhoods, as well as middle class and more affluent neighborhoods. The housing market has been very strong in the Saratoga County and expectations are that the trend will continue. This part of the Association's market also includes substantial commercial areas supporting small to large manufacturing, industrial and professional service companies.

Lending Activities

Historically, the Association originated 30-year, fixed-rate mortgage loans secured by one-to-four family residences. In fiscal 1995, the Association began to diversify its portfolio by more actively originating multi-family and commercial real estate loans and commercial business loans; however, subsequent to the end of fiscal 1998, the Board determined to reduce its origination of such loans. Currently, all loans originated by the Association are held to maturity as portfolio loans. At September 30, 1998, the Association's gross loan portfolio totaled $51.8 million.

Pursuant to Federal law the aggregate amount of loans that the Association is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of unimpaired capital and surplus. At September 30, 1998, based on the above, the Association's loans-to-one borrower limit was approximately $1.6 million. On the same date, the Association had no borrowers with balances in excess of this amount. As of September 30, 1998, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $528,000 and was secured by commercial real estate and building located in Saratoga County. This loan was performing in accordance with its terms at September 30, 1998, and the Association has obtained personal guarantees (or direct personal liability) form the principals on this loan. As of September 30,

1998, there were 11 other multi-family and commercial real estate or commercial business loans with carrying values in excess of $300,000. See also "Multi-family and Commercial Real Estate Lending."

The Association's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Association's appraisal policy) by the Association's independent appraisers. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

Association employees with lending authority are designated, and their lending limit authority defined, by the Board of Directors of the Association. The lending authority limits are applied based on aggregate loan balances due the Association, including any pending loan requests. The approval of the Association's Board of Directors is required for any loans where the aggregate borrowings of the subject entity or individual exceed $250,000. Loan Committee approval is required for all loans where the aggregate borrowings of the subject entity or individual exceed $150,000 but are less than $250,000. The Loan Committee includes the President, the Vice President of Commercial Lending, two outside Board members and two other Association officers.

For multi-family and commercial real estate and commercial business loans, the President and Vice President of Commercial Lending has the authority to approve secured loans up to $100,000 and unsecured loans up to $50,000. Joint approval by the President and Vice President of Commercial Lending is required for multi-family and commercial real estate and commercial business loans greater than $100,000 ($50,000 for unsecured loans) but not exceeding $150,000.

The President or the Vice President of Commercial Lending have the authority to approve residential mortgages up to $150,000. The President also has the authority to approve secured consumer loans up to $150,000 and unsecured consumer loans up to $50,000. The Vice President of Commercial Lending has the authority to approve secured consumer loans up to $50,000 and unsecured consumer loans up to $10,000.

The following table sets forth the composition of the Association's loan portfolio by loan type at the dates indicated:

                                                                            At September 30,
                                     -----------------------------------------------------------------------------------------------
                                           1998             1997                 1996               1995                1994
                                    -----------------   --------------     -----------------   ---------------    ----------------
                                                                        (Dollars in Thousands)
                                      Amount  Percent   Amount  Percent    Amount    Percent   Amount   Percent   Amount    Percent
                                      ------  -------   ------  -------    ------    -------   ------   -------   ------    -------
Real Estate Loans:
------------------
One-to-four family                   $35,706  68.91%  $36,891   71.92%   $40,262     78.80%   $42,578    86.41%  $42,973   91.89%
Multi-family and commercial            8,614  16.62%    7,950   15.50%     4,635      9.07%     1,712     3.47%      878    1.88%
Construction                             606   1.17%      539    1.05%       938      1.84%       742     1.51%      701    1.50%
                                     -------  -----   -------   -----    -------     -----    -------    -----    -------   -----
       Total real estate loans:       44,926  86.70%   45,380   88.47%    45,835     89.71%    45,032    91.39%   44,552   95.27%
                                     -------  -----   -------   -----    -------     -----    -------    -----    -------   -----
Other Loans:
------------
Commercial business                    2,624   5.06%    1,422    2.77%     1,230      2.41%     1,052     2.14%       --       --
Home equity                            3,143   6.07%    3,379    6.59%     2,869      5.62%     2,265     4.60%    1,352    2.89%
Other consumer                         1,122   2.17%    1,111    2.17%     1,154      2.26%       920     1.87%      861    1.84%
                                     -------  -----   -------   -----    -------     -----    -------    -----    -------   -----
       Total other loans               6,889  13.30%    5,912   11.53%     5,253     10.29%     4,237     8.61%    2,213    4.73%
                                     -------  -----   -------   -----    -------     -----    -------    -----    -------   -----

       Gross loans                    51,815 100.00%   51,292  100.00%    51,088    100.00%    49,269   100.00%   46,765  100.00%
                                             ======            ======               ======              ======            ======

Less:
-----
Net deferred loan fees                  (118)            (153)              (201)                (251)              (264)
Allowance for loan losses             (1,496)          (1,613)            (1,251)                (779)              (856)
                                      ------          -------             ------               ------              -----

       Total loans receivable, net  $ 50,201         $ 49,526           $ 49,636             $ 48,239           $ 45,645
                                    ========         ========           ========             ========           ========



The following table presents the composition of the Association's loan portfolio by fixed and adjustable rate at the dates indicated:


                                                                            At September 30,
                                     -----------------------------------------------------------------------------------------------
                                           1998             1997                 1996               1995                1994
                                    -----------------   --------------     -----------------   ---------------    ----------------
                                                                        (Dollars in Thousands)
                                      Amount  Percent   Amount  Percent    Amount    Percent   Amount   Percent   Amount    Percent
                                      ------  -------   ------  -------    ------    -------   ------   -------   ------    -------
Fixed Rate Loans
----------------
Real estate:
One-to-four family                  $ 31,539   60.86%  $ 31,732   61.86% $ 34,929     68.37%   $ 37,356   75.82%  $ 39,632   84.75%
Multi-family and commercial              884    1.71%     1,206    2.35%      924      1.81%      1,527    3.10%       878    1.88%
Construction                             606    1.17%       392    0.76%      423      0.83%        293    0.59%       485    1.04%
                                    --------- -------- ---------------------------  --------- ---------- -------- --------- --------
       Total real estate loans        33,029   63.74%    33,330   64.97%   36,276     71.01%     39,176   79.51%    40,995   87.67%
Commercial business                      703    1.36%       283    0.55%       23      0.05%          -        -         -        -
Home equity                            1,331    2.57%     1,244    2.43%      645      1.26%         14    0.03%         -        -
Other consumer                         1,046    2.02%     1,056    2.06%    1,058      2.07%        916    1.86%       861    1.84%
                                    --------  -------  -------- -------- --------   --------  ---------  -------  --------  -------
       Total fixed rate loans         36,109   69.69%    35,913   70.01%   38,002     74.39%     40,106   81.40%    41,856   89.51%


Adjustable Rate Loans
---------------------
Real estate:
One-to-four family                     4,167    8.04%     5,159   10.06%    5,333     10.44%      5,222   10.60%     3,341    7.14%
Multi-family and commercial            7,730   14.92%     6,744   13.15%    3,711      7.26%      1,052    2.14%         -        -
Construction                               -    0.00%       147    0.29%      515      1.01%        449    0.91%       216    0.46%
                                    --------- -------- --------   -------  -------  ---------   --------  -------   -------  -------
       Total real estate loans        11,897   22.96%    12,050   23.50%    9,559     18.71%      6,723   13.65%     3,557    7.60%
Commercial business                    1,921    3.71%     1,139    2.22%    1,207      2.36%        185    0.38%         -        -
Home equity                            1,812    3.50%     2,135    4.16%    2,224      4.35%      2,251    4.56%     1,352    2.89%
Other consumer                            76    0.14%        55    0.11%       96      0.19%          4    0.01%         -        -
                                    --------- -------- ---------  ------  --------  ---------   --------  -------   -------  -------
       Total adjustable rate loans    15,706   30.31%    15,379   29.99%   13,086     25.61%      9,163   18.60%     4,909   10.49%

       Gross loans                    51,815  100.00%    51,292  100.00%   51,088    100.00%     49,269  100.00%    46,765  100.00%
                                              ======             ======              ======              ======             ======

Less
----
Net deferred loan fees                  (118)              (153)             (201)                 (251)              (264)
Allowance for loan losses             (1,496)            (1,613)           (1,251)                 (779)              (856)
                                    ---------            ------            -------              --------            ------
       Total loans receivable, net  $ 50,201           $ 49,526          $ 49,636              $ 48,239           $ 45,645
                                    ========           ========           ========              ========          ========


The following schedule illustrates the interest rate sensitivity of the Association's loan portfolio at September 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contracts are due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                       Real Estate
                               ----------------------------------------------------------
                                                      Multi-family and                                             Home Equity and
                                 One-to-four family      Commercial        Construction     Commercial Business      Other Consumer
                               --------------------  ------------------   ----------------  --------------------   -----------------
                                          Weighted             Weighted           Weighted            Weighted              Weighted
                                           Average             Average             Average             Average               Average
                                 Amount     Rate     Amount      Rate     Amount     Rate    Amount     Rate       Amount      Rate
                                 ------   --------  --------  -------    -------   ------    ------      -------    -----    ------
                                                                       (Dollars in Thousands)
        Due During
       Years Ending
       September 30,
-----------------------

1999                              $ 374    7.04%      $ 139     10.16%    $ 606     7.38%     $ 835        9.52%     $ 233    7.32%
2000                                 91    9.30%          -          -        -        -          -            -       111   10.47%
2001                                265    8.50%          -          -        -        -        219       10.25%       283    9.86%
2002 and 2003                     1,041    8.70%          -          -        -        -        819        9.57%       295    9.38%
2004 and 2008                     6,413    8.23%      2,391      9.78%        -        -        716        9.59%       511    8.61%
2009 to 2023                     16,998    8.34%      6,084      9.51%        -        -         13       10.50%     2,832    9.21%
2024 and following               10,524    7.92%          -          -        -        -         22       11.02%         -        -
                               ---------            --------              ------             --------               --------

          Total                $ 35,706             $ 8,614               $ 606              $ 2,624                $ 4,265
                               =========            ========              ======             ========               ========


One-to-four Family Residential Real Estate Lending

The cornerstone of the Association's lending program has historically been the origination of loans secured by mortgages on owner-occupied one-to-four family residences at both fixed and adjustable rates. At September 30, 1998, $35.7 million, or 68.9%, of the Association's loan portfolio consisted of mortgage loans on one-to-four family residences. Substantially all of the residential loans originated by the Association are secured by properties located in the AssociationOs primary lending area. All loans originated by the Association are retained and serviced by it.

The Association offers conventional fixed-rate loans with maximum terms of up to 30 years. The interest rate on these loans are established on a regular basis according to market conditions. The Association underwrites its fixed-rate one-to-four family loans in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") standards. As of September 30, 1998, the Association had $31.5 million of fixed rate loans secured by one-to-four family residential properties. During fiscal 1998, the Association began originating fixed-rate Federal Home Authority ("FHA") guaranteed loans. These loans are underwritten based on standards established by FHA which are generally less stringent than conventional guidelines. These loans carry the guarantee of the FHA if the customer defaults on the loan, provided the Association complies with all collection procedures established by the FHA. At September 30, 1998, the Association had $908,000 in FHA loans outstanding.

The Association also offers ARMs which carry interest rates which adjust annually at a margin (generally 275 basis points) over the yield on the One Year Average Monthly U.S. Treasury Constant Maturity Index ("one year CMT"). Such loans may carry terms to maturity of up to 30 years. The ARM loans currently offered by the Association provide for up to 200 basis point annual interest rate change cap and a lifetime cap generally 600 basis points over the initial rate. Initial interest rates offered on the Association's ARMs may be 100 to 350 basis points below the fully indexed rate, although borrowers are generally qualified at the fully indexed rate. As a result, the risk of default on these loans may increase as interest rates increase. In addition, the Association's ARMs typically do not adjust below the initial rate. At September 30, 1998, one-to-four family ARMs totaled $4.2 million or 8.0% of the Association's total loan portfolio.

The Association also originates loans secured by non-conforming second homes and vacation homes. The rates charged for these loans are generally at higher rates than those offered for conventional one-to-four family loans. Generally, the same underwriting criteria is used when evaluating applications made for mortgages on second homes and vacation homes as used for applications taken for mortgages on one-to-four family residences.

The Association will generally lend up to 97% of the lesser of the sales price or appraised value of the security property on owner occupied one-to-four family loans. For loans exceeding an 80% loan-to-value ratio, the Association requires private mortgage insurance in amounts intended to reduce the Association's exposure to 80% or less. Borrowers are required to purchase the mortgage insurance protection provided by the FHA for FHA mortgages where loan-to-value ratios exceed 80%. The maximum loan-to-value ratio for non-owner occupied one-to-four family residences that are non-owner occupied is 75% (65% where there is a cash out refinancing). For mortgages on second homes and vacation homes, the loan-to-value ratio cannot exceed 80% for one-family residences and 75% for two-to-four family residences. Mortgages on non-owner occupied second homes and vacation homes cannot exceed 70% loan-to-value, and non-owner occupied cash out refinances for non-conforming second homes and vacation homes cannot exceed 50% loan-to-value.

In underwriting one-to-four family residential real estate loans, the Association currently evaluates the borrower's ability to make principal, interest and escrow payments, and the value of the property that will secure the loan.

Residential loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Although the Association currently originates mortgage loans only for its portfolio, the Association's loans are now generally underwritten according to secondary market standards.

While the Association seeks to originate most of its one-to-four family residential loans in amounts which are less than or equal to the applicable FHLMC maximum, the Association may, on an exception basis, make one-to-four family residential loans in amounts in excess of such maximum.

The Association's residential mortgage loans customarily include due-on-sale clauses giving the Association the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage.

Multi-family and Commercial Real Estate Lending

In order to increase the yield on its loan portfolio and to complement the residential lending opportunities, since fiscal 1995, the Association has significantly increased it originations of permanent multi-family and commercial real estate loans secured by properties in its primary market area; however, subsequent to the end of fiscal 1998, as a result of an increase in nonperforming commercial real estate loans, the Board determined to reduce the Association's originations of such loans. At September 30, 1998, the Association had $8.6 million in multi-family and commercial real estate loans, representing 16.6% of the gross loan portfolio.

The Association's multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, warehouses and other income producing properties located in its market area. In addition, at September 30, 1998, the Association had $139,000 of commercial construction loans.

The Association's multi-family and commercial real estate loans generally carry a maximum term of 20 years and, more often than not, have interest rates which are fixed for three to five years and adjust periodically thereafter.

The Association's multi-family and commercial real estate loans are generally made in amounts up to 75% of the lesser of the appraised value or the purchase price of the property, with a projected debt service coverage ratio of at least 120%. The Association's current multi-family and commercial real estate loan originations generally include operating covenants requiring the borrower to maintain specified debt coverage, liquidity and other ratios, although most multi-family and commercial real estate loans originated in years prior to fiscal 1995 did not have such operating covenants, which could reduce the Association's leverage in the event of delinquency.

Appraisals on properties securing multi-family and commercial real estate loans are performed by independent appraisers designated by the Association at the time the loan is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Association's management. In addition, the Association's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Where feasible, the

Association seeks to obtain personal guarantees on these loans and key man life insurance on individuals critical to the success of the borrower's business.

Set forth below is a summary of the Association's multi-family and commercial real estate loans which had an outstanding principal balance in excess of $300,000 at September 30, 1998:

  Date of          Collateral                              Maturity     Personal       Balance at
Origination       Description            Loan Terms          Date      Guarantee   September 30, 1998          Status
-----------       -----------            ----------       ---------    ---------   ------------------   ----------------------------

July 1996      Warehouse located in     Interest rate     July 2016       Yes           528,439         Current; $250,000 SBA second
               Saratoga County.         adjusts every                                                   lien on same collateral.
                                        five years.

July 1996      Office building          Interest rate     April 2017      Yes           517,161         Current; "Of concern" as
               located in               adjusts every                                                   retail business of
               Saratoga County.         year.                                                           borrower not meeting
                                                                                                        projections; building
                                                                                                        fully occupied with
                                                                                                        assignment of leases to
                                                                                                        Association.

June 1997     Land located in Albany    Interest rate     June 2007       Yes           441,507         Current; $760,000
              County.                   adjusts every                                                   mortgage on building
                                        year.                                                           subordinated to
                                                                                                        Association loan; direct
                                                                                                        assignment of monthly
                                                                                                        rental income, which is
                                                                                                        double amount required
                                                                                                        for debt service.

July 1995     Trooper barracks in       Interest rate     August 2010     Yes           421,091         Current; loan represents
              Saratoga County and       adjusts every                                                   a refinance of subject
              12 unit residential       five years.                                                     properties to fund new
              complex in Saratoga                                                                       venture which is not
              County                                                                                    subject to the
                                                                                                        Association's lien.

June 1997     Warehouse/office          Interest rate     October 2007    Yes           411,000         Nonaccrual at September
              located in Saratoga       adjusts every                                                   30, 1998; substandard
              County and                three years.                                                    classification; property
              warehouse/office in                                                                       obtained by Association
              Albany County                                                                             through deed-in-lieu of
                                                                                                        foreclosure October 1998.

June 1997    Newly renovated takeout    Interest rate     November 2017    Yes           389,195        Current; substandard
             restaurant in              adjusts every                                                   classification due to
             Saratoga County            year.                                                           poor cash flow and high
                                                                                                        LTV; foreclosure process
                                                                                                        begun December 1998.


April 1996   3-story, 16 unit           Interest rate     May 2016         Yes           381,994        Current; 100% occupancy
             apartment complex          adjusts every                                                   at September 30, 1998.
             in Saratoga County         five years.

October 1996 Restaurant/marina          Interest rate     October 2008     Yes           358,187        Current; borrower
             located in Fulton          adjusts every                                                   prepaying principal;
             County                     five years.                                                     exclusive location on
                                                                                                        major lake.

October 1996 39 unit adult home         Interest rate     December 2016    Yes           341,684        Current; 95% occupancy at
             in Saratoga County         adjusts every                                                   February 28, 1998.
                                        two years.

April 1994   Three residential          Interest rate     May 2009         Yes           322,105        Current; 100% occupancy
             rental units located       is fixed.                                                       at September 30, 1998.
             in Saratoga County

Multi-family and commercial real estate loans are generally believed to present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. In addition, the Association's multi-family and commercial real estate loans, particularly those originated when the Association first expanded this product line, may be subject to additional risks related to the Association's relative inexperience with this type of lending (including the absence of tested procedures with respect thereto). The Association's portfolio is relatively unseasoned and no assurance can be given that the Association will not experience losses or unsatisfactory results on it. As a result of the above as well as financial concerns with respect to the borrowers, the Association rated $641,000 of its multi-family and commercial real estate loans as "of concern" at September 30, 1998. In addition, there were $896,000 in nonperforming multi-family and commercial real estate loans at September 30, 1998.

Construction

The Association offers residential single family construction loans to persons who intend to occupy the property upon completion of construction. Upon completion of construction, these loans are automatically converted into permanent residential mortgage loans and classified as such. The proceeds of the construction loan are advanced in stages on a percentage of completion basis as construction progresses. The loans generally provide for a construction period of not more than twelve months during which the borrower pays interest only. In recognition of the risks involved with such loans, the Association carefully monitors construction through regular inspections and the borrower must qualify for the permanent mortgage loan before the construction loan is made. At September 30, 1998, the Association had $606,000 in construction loans outstanding, or 1.2% of gross loans. There are no nonperforming construction loans at September 30, 1998.

Construction lending is generally considered to involve a higher level of credit risk than permanent one-to-four family residential lending. The nature of these loans is such that they are more difficult to evaluate and monitor. The Association's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the essential cost (including interest) of the project. If the cost estimate proves to be inaccurate, the Association may be required to advance funds beyond the amount originally committed in order to permit completion of the project.

Commercial Business

Subject to the restrictions contained in federal laws and regulations, the Association is authorized to make secured or unsecured commercial business loans. At September 30, 1998, $2.6 million, or 5.1%, of the Association's total loan portfolio consisted of commercial business loans. The Association has recently increased its commercial business loans to qualified borrowers as part of its policy of servicing customers and consolidating banking relationships, and also to further its market risk analysis goals; however, subsequent to the end of fiscal 1998, the Board determined to reduce its originations of commercial business loans.

The commercial business loans are generally structured as short-term time notes and term loans. Time notes generally have terms of less than one year to accommodate seasonal peaks and valleys in the borrower's business cycle. Commercial business term loans generally have terms of ten years or less and, more often than not, have adjustable interest rates.

The Association's commercial business loans generally are secured by equipment, machinery or other corporate assets including real estate and inventory. Like the multi-family and commercial real estate loans discussed above, the Association's current commercial business loan originations generally have covenants requiring the borrowers to maintain certain financial ratios, although many loans originated prior to fiscal 1995 do not have such covenants, which could reduce the Association's leverage in the event of a credit deterioration. In addition, the Association generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans.

Generally, the Association's commercial business lending has been limited to borrowers headquartered, or doing business, in the Association's market area.

Unlike residential mortgage loans, which are generally made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, which in turn may be dependent on the local economy, which is currently not performing at a high level. Further, the collateral securing the loans, if any, may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. Finally, the Association's relative inexperience with this type of lending (including the relatively untested nature of its new procedures related to this type of lending) may be deemed to add to the risks of this type of lending. At September 30, 1998, $6,000 in commercial business loans were classified as nonperforming, and $18,000 were rated "of concern."

Set forth below is a description of the Association's only commercial business loan which had an outstanding principal balance in excess of $300,000 at September 30, 1998:


     Date of       Collateral                            Maturity       Personal         Balance at
   Origination    Description       Loan Terms             Date         Guarantee   September 30, 1998           Status
   -----------    -----------       ----------           --------       ---------   ------------------     ------------------------
   May 1997      11 fully equipped  Interest adjusts    November 1998      Yes            418,251          Current; insurance on
                 1998/99 29-foot    daily based on                                                         vehicles with Association
                 Recreational       established                                                            as beneficiary; quarterly
                 vehicles           index                                                                  inspections performed on
                                                                                                           collateral by
                                                                                                           Association; loan renewed
                                                                                                           with new maturity of
                                                                                                           December 1999.


Home Equity Loans and Lines

Home equity loans are secured by second mortgages on one-to-four family owner-occupied residences. These loans are of two types. The Association's home equity loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property or $50,000. These loans are written with fixed terms of up to 15 years and carry fixed interest rates. Home equity lines of credit ("HELOCs") are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 80% of the appraised value of the property, with a maximum of $100,000. HELOCs are written for terms up to 25 years (with the first 5 year period requiring only interest payments and the last 20 year period being fully amortized) and carry a prime-based floating rate of interest after the first year. At September 30, 1998, the Association's home equity loans and HELOCs totaled $3.1 million or 6.1% of the gross loans outstanding. At September 30, 1998, $30,000 in home equity loans are nonperforming.

Consumer Lending

Management believes that offering consumer loan products helps to expand the Association's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable market risk analysis tools. The Association originates a variety of different types of consumer loans, including automobile, mobile home and deposit account loans for household and personal purposes. At September 30, 1998, consumer loans totaled $1.1 million or 2.2% of total loans outstanding.

Consumer loan terms vary according to the type and value of collateral, length of contract and credit worthiness of the borrower. The Association's consumer loans are made with fixed or adjustable interest rates, with terms of up to 25 years.

The underwriting standards employed by the Association for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although credit worthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

At September 30, 1998, there were no nonperforming consumer loans.

Origination of Loans

The lending activities of the Association are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Association's Board of Directors and management. Loan originations come from a number of sources. Residential loan originations can be attributed to depositors, retail customers, telephone inquiries, advertising, the efforts of the Association's loan officers and referrals from other borrowers, real estate brokers and builders. The Association originates loans through its own efforts and does not compensate mortgage brokers, mortgage bankers or other loan finders. However, the Association frequently obtains multi-family and commercial real estate and commercial business loans through commercial loan brokers paid by the borrower. Beginning in fiscal 1998, an Association employee was assigned the task of solely originating residential mortgages and home equity loans.

All loans held in portfolio at September 30, 1998 were originated by the Association. The Association does not purchase whole loans. There have been no loan sales made by the Association, and it is the Association's intention that all loans originated be held in portfolio until maturity. Management may consider selling loans in the future depending on market conditions and the asset/liability management requirements of the Association.

While the Association originates both fixed and adjustable rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the local economy and the interest rate environment. From time to time, in order to supplement loan demand in the Association's market area, the Association has acquired mortgage-backed securities which are held in the "available for sale" portfolio. See "-Investment Activities - Mortgage-Backed Securities."

The following table shows the loan origination and repayment activities of the Association for the periods indicated:

                                                                     Year Ended September 30,
                                                            -------------------------------------------
                                                               1998            1997           1996
                                                            ------------    ------------   ------------
                                                                          (In Thousands)
Fixed rate:
-----------
Real estate:           One- to four-family                       $4,989          $1,577         $2,140
                       Multi-family and commercial                  428             978            955
                       One-to four-family construction            1,472             683            428
Non-real estate:       Commercial business                          135             436             76
                       Home equity                                  331             215            865
                       Other consumer                               584             348            449
                                                            ------------    ------------   ------------
                       Total fixed rate                           7,939           4,237          4,913
                                                            ------------    ------------   ------------

Adjustable rate:
----------------
Real estate:           One- to four-family                            -              24            243
                       Multi-family and commercial                1,742           3,115          1,795
                       One-to four-family construction                -              40            125
Non-real estate:       Commercial business                          890             456          1,078
                       Home equity                                  275             773            530
                       Other consumer                                40             206             97
                                                            ------------    ------------   ------------
                       Total adjustable rate                      2,947           4,614          3,868
                                                            ------------    ------------   ------------

                       Total loans originated                    10,886           8,851          8,781

Principal repayments                                             (9,146)         (7,670)        (6,173)
Decrease in other terms, net                                     (1,217)           (977)          (552)
                                                            ============    ============   ============
                       Net increase                               $ 523           $ 204         $2,056
                                                            ============    ============   ============

Asset Quality

Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Association attempts to cause the deficiency to be cured by contacting the borrower. Late notices are generally sent when a payment on a residential or consumer loan is more than 15 days past due and a late charge is generally assessed at that time. For multi-family and commercial real estate loans and commercial business loans, the Association sends a late notice on the 11th day after payment is due, and a late fee is assessed at that time. For residential and consumer loans, the Association's asset review officer attempts to contact personally any borrower who is more than 30 days past due. For multi-family and commercial real estate and commercial business loans, the Vice President Commercial Loans telephones the borrower when payment is 15 days delinquent. For all loans past due 60 days or more principal and interest, and, beginning in July 1997, all loans where the borrower is delinquent in the payment of real estate taxes regardless of payment status, the asset review officer or the Vice President - Commercial Loans contacts the borrower on a regular basis to seek to cure the delinquency. If a loan becomes past due 90 days, the Association refers the matter to an attorney, who first seeks to obtain payment without litigation and, if unsuccessful, generally commences a foreclosure action or other appropriate legal action to collect the loan. The Association also seeks to recover any shortfall by pursuing the borrower on the note. A foreclosure action, if the default is not cured, typically leads to a judicial sale of the mortgaged real estate. The judicial sale is normally delayed if the borrower files a bankruptcy petition because the foreclosure action cannot be continued unless the Association first obtains relief from the automatic stay provided by the Bankruptcy Code.

If the Association acquires the mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the acquired property is then classified as Other Real Estate Owned ("OREO") until it is sold. When OREO is acquired, the property is recorded at the lower of cost (defined as fair value of the foreclosed property at initial foreclosure) or fair value of the asset acquired less estimated costs to sell the property. The shortfall (if any) between the fair value of the property and the carrying value of the loan is charged to the allowance for loan losses. The Association also seeks to recover any shortfall by pursuing the borrower on the note. Thereafter, changes in the value of the OREO are taken as current expenses.

The Association is permitted to finance sales of OREO by "loans to facilitate," which may involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Association's underwriting guidelines. At September 30, 1998, there was one "loan to facilitate" outstanding for $128,000 which was classified as substandard and non-accruing at September 30, 1998, as the borrower was more than 90 days delinquent as to payments. The "loan to facilitate" was originated December 1993 and has been classified as substandard since that time.

It is the Association's policy to discontinue accruing interest on a loan when it becomes 90 days or more delinquent, regardless of the collateral supporting the loan or sooner if management believes it is prudent to do so. Once the accrual of interest is discontinued, the Association generally records interest as and when received until the loan is restored to accruing status. The loan remains on nonaccrual until such time that the borrower has repaid all delinquency and has maintained the loan in a current status for at least three consecutive months, provided management concludes that full payment of principal and interest is reasonably assured in the future.

The following table sets forth the Company's loan delinquencies as to principal and interest payments by type, by number, amount and by percentage of type at September 30, 1998.

                                                           Loan Delinquencies at September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                      60-89 Days                      90 Days and Over                   Total Delinquent Loans
                            ------------------------------   -----------------------------------   ---------------------------------
                                                    % of                                 % of                                % of
                              Number     Amount   Category    Number      Amount       Category     Number      Amount     Category
                            --------   ---------  --------   --------   --------      ----------   ----------  --------   ----------
                                                                    (Dollars in Thousands)
Real Estate:
------------
Multi-family and commercial    -           -           -        1           411        4.77%         1            411       4.77%
One-to-four family             -           -           -        7           326        0.91%         7            326       0.91%

                            =====       =======             =========    ======                   =======     ========
Total                          -         $ -           -        8         $ 737        1.42%         8          $ 737       1.42%
                            =====       =======             =========    ======                   =======     ========

Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. The Association classifies all of its loans monthly based on delinquency status. Multi-family and commercial real estate and commercial business loans are reviewed annually regardless of delinquency status. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as a loss, the institution charges off such amount against the loan loss allowance. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. As of September 30, 1998, the Association had $1.8 million of loans classified as substandard. At that time, the Association also had $142,000 of loans classified as "special mention." As of the same date, the Association had no assets classified as doubtful or loss.

Nonperforming assets. The table below sets forth the amounts and categories of the Association's nonperforming assets. Foreclosed assets include assets acquired in settlement of loans.

                                                   Non-Performing Assets

                                                                       At September 30,
                                                --------------------------------------------------------------
                                                  1998         1997          1996          1995          1994
                                                ------        ------        ------        ------        ------
                                                                     (Dollars in Thousands)

Non-accruing loans:
One- to four-family(1)                          $  894        $3,730        $2,212        $2,576        $3,438
Multi-family and commercial                        896            --            --            --            --
Commercial business                                  6            --            --            --            --
Home equity(2)                                      30            63            --            --            --
Other consumer                                      --            --            --             5            80
                                                ------        ------        ------        ------        ------
Total non-performing loans(3)                    1,826         3,793         2,212         2,581         3,518
                                                ------        ------        ------        ------        ------

Foreclosed assets:
One- to four-family                                256           313            70           182           334

                                                ------        ------        ------        ------        ------
Total non-performing assets                     $2,082        $4,106        $2,282        $2,763        $3,852
                                                ======        ======        ======        ======        ======

Total non-performing assets
  as a percentage of total assets                 3.05%         6.73%         3.74%         4.38%         5.53%
                                                ======        ======        ======        ======        ======

Allowance as a percentage of
  non-performing loans (end of period)           81.91%        42.53%        56.53%        30.20%        24.34%
                                                ======        ======        ======        ======        ======


(1) Includes $535,000 and $1,598,000 of nonaccruing, restructured loans at September 30, 1998 and 1997, respectively.
(2) Includes $15,000 of restructured loans that are also non-accruing loans at September 30, 1998.
(3) There are no loans past due greater than 90 days and accruing interest or restructured loans accruing interest.


For the year ended September 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $174,000. The amount that was included in interest income on such loans was $143,000.

At September 30, 1998, the Association's nonperforming loans consisted of 17 loans secured by one-to-four family residences totaling $924,000 (two of these loans were secured solely by second mortgages while the remaining 15 loans were secured, at a minimum, by a first mortgage on the collateral), three loans secured by commercial real estate totaling $896,000 and two unsecured commercial business loans totaling $6,000. At September 30, 1998, there were four one-to-four family properties held as OREO with a net carrying value of $256,000. Three of these OREO properties were either sold or under contract for sale by December 31, 1998 without material loss.

In fiscal 1998 and 1997, the Association noted delinquent real estate taxes on a number of loans which were not previously classified as nonperforming. The Association contacted all of the borrowers of such loans and, in cases where the taxes were not promptly paid by the borrower, advanced funds for the payment of the taxes and rewrote such loans to add the advanced funds to the loan principal and to include tax escrow provisions. Such rewritten loans were classified as troubled debt restructurings where deemed appropriate based on the financial position of the borrower. As of September 30, 1998, the Association's troubled debt restructurings were $550,000. While all such loans were classified as nonperforming at September 30, 1998, none were 90 days or more delinquent as of such date. Since these loans were written at market interest rates, it is anticipated that, provided that these loans continue to perform in accordance with their new terms, they will become performing loans, generally after one year of performance. All current originations by the Association provide for tax escrows.

Other Loans of Concern. In addition to the nonperforming assets set forth in the table above, as of September 30, 1998, there were $659,000 of other loans, all of which were multi-family and commercial real estate or commercial business loans, with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security pro perties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. While none of these loans were 60 days or more delinquent as of the date hereof, weak or negative cash flows, failure to attain budgeted income projections or declines in collateral values have been the primary reasons which have caused the Association to monitor such loans more carefully.

The largest other loan of concern is a $517,000 commercial real estate loan secured by an office building located in Saratoga County. Although this loan has experienced no delinquency greater than 60 days since origination in July 1996, the Association has classified it as "of concern" because the borrower's business, which commenced operations in March 1997 and occupies a major portion of the property, is not meeting financial projections. The loan is guaranteed by the business principals and was current at September 30, 1998.

Other loans of concern at September 30, 1998 consisted of three multi-family and commercial real estate loans totaling $142,000 and one commercial business loan totaling $18,000. All other loans of concern were less than 60 days delinquent at September 30, 1998 but were classified because of lower than expected debt service coverage. The Association's loans of concern have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to earnings based on the Association's evaluation of the risks inherent in its entire loan portfolio. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers the market value of the underlying collateral, growth and composition of the loan portfolio, delinquency trends, adverse situations that may affect the borrower's ability to repay, prevailing and projected economic conditions and other factors that warrant recognition in providing for an adequate allowance for loan losses.

Management believes its allowance for loan losses is adequate at September 30, 1998. While the Association believes that it uses the best information available to determine the allowance for loan losses, unforeseen economic and market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

The following table sets forth an analysis of the Association's allowance loan losses:

                                              Allowance for Loan Loss Analysis

                                                                                 Years Ended September 30,
                                                             ----------------------------------------------------------------------
                                                                1998           1997           1996           1995          1994
                                                             ------------   -----------   ------------  -------------  ------------
                                                                                     (Dollars in Thousands)

Balance at beginning of period                                 $ 1,613        $ 1,251        $   779        $   856        $   875

Charge-offs:
One- to four-family                                               (258)          (417)          (218)          (160)          (115)
Commercial business                                                (24)            (7)            (4)            --             --
Home equity                                                         --            (10)            --             --             --
Other consumer                                                     (34)           (32)           (32)           (50)          (142)
                                                               -------        -------        -------        -------        -------
Total charge-offs                                                 (316)          (466)          (254)          (210)          (257)
                                                               -------        -------        -------        -------        -------

Recoveries:
One- to four-family                                                 61             21              3              1             13
Commercial business                                                  7             --             --             --             --
Other consumer                                                      11             15              9              3             14
                                                               -------        -------        -------        -------        -------
Total recoveries                                                    79             36             12              4             27
                                                               -------        -------        -------        -------        -------

Net charge-offs                                                   (237)          (430)          (242)          (206)          (230)
Provisions charged to operations                                   120            792            714            129            211
                                                               -------        -------        -------        -------        -------
Balance at end of period                                         1,496          1,613          1,251            779            856
                                                               =======        =======        =======        =======        =======

Ratio of net charge-offs during the period to
 average gross loans outstanding during the period                0.85%          0.84%          0.49%          0.42%          0.53%
                                                               =======        =======        =======        =======        =======

Ratio of net charge-offs during the period to
 average non-performing assets                                   13.89%         13.46%          9.64%          6.23%          7.11%
                                                               =======        =======        =======        =======        =======

Ratio of allowance to gross loans outstanding
 at end of period                                                 2.89%          3.14%          2.45%          1.58%          1.83%
                                                               =======        =======        =======        =======        =======


Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category as prepared by the Association. This allocation is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

                                               September 30, 1998                  September 30, 1997
                                       ---------------------------------  ----------------------------------
                                                                 (Dollars in Thousands)
                                                                Percent                             Percent
                                                               of Loans                             of Loans
                                         Amount      Loan       in Each      Amount       Loan      in Each
                                        of loan     Amounts    Category     of loan     Amounts     Category
                                          loss        by       of Total       loss         by       of Total
                                       Allowance   Category      Loans     Allowance    Category     Loans
                                       ---------   --------    --------    ---------    --------     -----
One- to four-family                     $ 441     $ 35,706      68.91%       $ 932     $ 36,891      71.92%
Multi-family and commercial               627        8,614      16.62%         238        7,950      15.50%
Construction and development                4          606       1.17%           3          539       1.05%
Commercial business                        76        2,624       5.06%          43        1,422       2.77%
Home equity                                25        3,143       6.07%          36        3,379       6.59%
Other consumer                             64        1,122       2.17%          87        1,111       2.17%
Unallocated                               259            -           -         274            -          -
                                      -------     --------     ------      -------     --------      ------
Total                                 $ 1,496     $ 51,815     100.00%     $ 1,613     $ 51,292     100.00%
                                      =======     ========     ======      =======     ========     =======

                                                  September 30, 1996                  September 30, 1995
                                        ----------------------------------   ------------------------------------
                                                                      (Dollars in Thousands)
                                                                   Percent                              Percent
                                                                  of Loans                             of Loans
                                            Amount      Loan       in Each      Amount       Loan       in Each
                                           of loan     Amounts    Category     of loan     Amounts     Category
                                             loss        by       of Total       loss         by       of Total
                                          Allowance   Category      Loans     Allowance    Category      Loans
                                          ---------   --------    --------    ---------    --------      -----
One- to four-family                        $ 770     $ 40,262      78.81%       $ 592     $ 42,578       86.41%
Multi-family and commercial                   93        4,635       9.07%          52        2,579        5.23%
Construction and development                   4          938       1.84%           3          742        1.51%
Commercial business                           27        1,230       2.41%           4          185        0.38%
Home equity                                   19        2,869       5.62%           9        2,265        4.60%
Other consumer                                84        1,154       2.26%          72          920        1.87%
Unallocated                                  254            -          -           47            -           -
                                         -------     --------     ------        -----     --------      ------
Total                                    $ 1,251     $ 51,088     100.00%       $ 779     $ 49,269      100.00%
                                         =======     ========     ======        =====     ========      ======

                                               September 30, 1994
                                       --------------------------------
                                             (Dollars in Thousands)
                                                                Percent
                                                               of Loans
                                         Amount      Loan       in Each
                                        of loan     Amounts    Category
                                          loss        by       of Total
                                       Allowance   Category      Loans
                                       ---------   --------      -----
One- to four-family                     $ 706    $ 42,973       91.89%
Multi-family and commercial                18         878        1.88%
Construction and development                3         701        1.50%
Commercial business                         -           -           -
Home equity                                 5       1,352        2.89%
Other consumer                            108         861        1.84
Unallocated                                16           -           -
                                        -----    --------      ------
Total                                   $ 856    $ 46,765      100.00%
                                        =====    ========      ======


Investment Activities

The Association must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. At September 30, 1998, the Association's liquidity ratio for regulatory purposes (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 15.5%.

Securities. At September 30, 1998, the Company's securities totaled $7.2 million, or 10.5% of total assets. All securities held by the Company are classified as "available for sale." Generally, the investment policy of the Company is to invest funds among categories of investments and maturities based upon the Company's market risk analysis policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. To date, the Company's investment strategy has been directed toward callable government agency obligations with terms not exceeding 15 years and certificates of deposit with maturities of one year or less. At September 30 ,1998, the weighted average term to maturity of the security portfolio, excluding marketable equity securities, was 5.71 years. See Note 2 of the Notes to the Consolidated Financial Statements for information regarding the maturities of the Company's securities available for sale portfolio.

Mortgage-Backed Securities. In order to supplement its lending activities and achieve its market risk analysis goals, the Association from time to time invests in mortgage-backed securities. As of September 30, 1998, all of the mortgage-backed securities owned by the Association were issued, insured or guaranteed either directly or indirectly by a federal agency. However, it should be noted that, while a (direct or indirect) federal guarantee may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

The Association primarily invests in fixed-rate mortgage backed securities with average lives of seven years or less and variable rate mortgage-backed securities with rate reset intervals not to exceed three years and average lives of seven years or less. The average lives of the Association's mortgage-backed securities are determined by reference to industry standard tables which take into account historical prepayments on mortgage loans with specified interest rates and terms to maturity. At September 30, 1998, all of the Association's mortgage backed securities were issued or guaranteed by FHLMC, GNMA or FNMA, and all were pass-through securities. On that date, $749,000 of the mortgage backed securities were at fixed rates with a weighted average rate of 6.00% and weighted average life of 2.58 years. The remaining $3.2 million of mortgage backed securities had adjustable rates with a weighted average rate of 6.22% and weighted average period to rate reset of 6 months.

Mortgage-backed securities generally have higher yields than investment securities because of the longer terms and the uncertainties associated with the timing of mortgage repayments. In addition, mortgage- backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Association. However, these securities generally yield less than the loans that underlie them because of the cost of payment guarantees or credit enhancements that reduce credit risk. For information regarding the Association's mortgage-backed securities portfolio, see Note 2 of the Consolidated Financial Statements.

The following table sets forth the composition of the Association's securities and other earning assets at the dates indicated:


                                                                                At September 30,
                                                ------------------------------------------------------------------------------------
                                                            1998                       1997                        1996
                                                -------------------------   -------------------------   ----------------------------
                                                  Amortized     % of        Amortized      % of         Amortized         % of
                                                    Cost        Total         Cost         Total           Cost           Total
                                                -------------  -----------  ------------  -----------   ------------- --------------
                                                                                   (Dollars in Thousands)
Securities available for sale:
      US Government agency obligations              6,252       56.32%        2,998        42.50%          2,998          39.43%
                                                  -------      ------        ------       ------           -----         ------

      Mortgage-backed securities:
                   FNMA                             1,420       12.79%          753        10.66%            766          10.07%
                   FHLMC                            1,552       13.98%        2,843        40.30%          3,379          44.44%
                   GNMA                               967        8.71%           --           --              --             --
                                                  -------      ------        ------       ------           -----         ------
      Total mortgage-backed securities AFS          3,939       35.48%        3,596        50.96%          4,145          54.51%
                                                  -------      ------        ------       ------           -----         ------

      Certificates of deposit                         400        3.60%           --           --              --             --
      Common Stock                                     50        0.45%           --           --              --             --
      FHLB Stock                                      461        4.15%          461         6.54%            461           6.06%
                                                  -------      ------        ------       ------           -----         ------
Total securities available for sale               $11,102      100.00%       $7,055       100.00%         $7,604         100.00%
                                                  =======      ======        ======       ======          ======         ======

Average remaining life of securities:                   12.5 years                 10.88 years                  12.03 years


Other interest-earning assets:
      Term deposit with FHLB                      $    --          --        $   --           --          $   --             --
      Reverse repurchase agreement                  1,500       60.00%           --           --              --             --
      Federal funds sold                            1,000       40.00%           --           --             100         100.00%
                                                  -------      ------        ------       ------          ------         ------
                   Total                          $ 2,500      100.00%       $   --         0.00%         $  100         100.00%
                                                  =======      ======        ======       ======          ======         ======



The Association's securities portfolio at September 30, 1998 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Association's equity, excluding those issued by federal agencies.

The composition and maturities of the available for sale portfolio as of September 30, 1998, excluding FHLB and common stock, are indicated in the following table:

                                                                              At September, 30 1998
                                                ------------------------------------------------------------------------------------
                                                  Less Than      1 to 5        5 to 10        Over
                                                    1 Year        Years         Years       10 Years          Total Securities
                                                  ----------    ----------    ----------   ----------    ---------------------------
                                                  Book Value    Book Value    Book Value   Book Value    Book Value    Market Value
                                                  ----------    ----------    ----------   ----------    ----------    ------------
                                                                              (Dollars in Thousands)

US Government agency obligations                   $2,500         $ --         $3,002         $  750         $ 6,252        $ 6,302
Mortgage-backed securities                             --          749             --          3,190           3,939          3,959
Certificates of Deposit                               400           --             --             --             400            400
                                                   ------         ----         ------         ------         -------        -------

Total securities AFS                               $2,900         $749         $3,002         $3,940         $10,591        $10,661
                                                   ======         ====         ======         ======         =======        =======

Weighted average yield                               5.92%        6.00%          6.47%          6.27%           6.23%


The following table sets forth the final contractual maturities of the Association's mortgage-backed securities portfolio at September 30, 1998:

                                  Less Than      1 to           3 to 5        5 to 10      10 to 20       Over 20
                                    1 Year      3 Years          Years         Years        Years          Years
                                 -----------    ----------   --------------   --------     --------      ----------
                                                        (Dollars in Thousands)
FNMA                                --              --             --             -            -            1,419
FHLMC                               --             749             --             -            -              803
GNMA                                --              --             --             -            -              968
                                   ---            ----           ----          -----        ------         ------

Total                             $ --             749           $ --             -            -           $3,190
                                  ====            ====           ====          =====        ======         ======

Weighted average yield              --            6.00%            --             -            -             6.22%


The following table shows mortgage-backed securities purchase, sale and repayment activities of the Association for the periods indicated:

                                                Year Ended September 30,
                                      ------------------------------------------------
                                         1998             1997              1996
                                      -------------   --------------   ---------------
                                                     (In Thousands)

     Purchases:
     ----------

        Adjustable rate                    $ 2,026              $ -           $ 2,281
        Fixed rate                               -                -             1,301
                                      -------------   --------------   ---------------

            Total purchases                  2,026                -             3,582

     Sales:
     ------

        Adjustable rate                          -                -                 -
        Fixed rate                               -                -                 -
                                      -------------   --------------   ---------------

            Total sales                          -                -                 -

     Principal repayments                   (1,678)            (550)             (431)
     Discount/premium
        accretion/amortization                  (5)               1                 2
     Fair value net change                      54               66              (101)
                                      -------------   --------------   ---------------

            Net increase (decrease)          $ 397           $ (483)          $ 3,052
                                      =============   ==============   ===============

Sources of Funds

General. Although deposits are the primary source of funds for the Association's lending and investment activities and for its general business purposes, the Association has occasionally relied upon borrowed funds or repurchase agreements to supplement them. The Association has borrowed funds, either through direct borrowings or through the sale of securities under agreements to repurchase, when the cost of borrowings was attractive when compared to the rate required to be paid on deposits plus the deposit insurance premium required to be paid.

Borrowings. The Association may borrow under a line of credit agreement with the FHLB of New York. FHLB advances typically are collateralized by all of the assets of the Association. There were $2.0 million in FHLB advances outstanding at September 30, 1998.

Under an agreement with the Association's investment portfolio safekeeping agent, the Association may from time to time enter into security repurchase agreements brokered through such agent whereby the Association obtains funds from the sale of securities held in the securities portfolio with an agreement to repurchase the securities either the next day or a set number of days following the sale. There were no borrowings represented by repurchase agreements at September 30, 1998.

See Note 7 of the Consolidated Financial Statements for information pertaining to the maximum month-end balance, average balance and rates of the Association's borrowings for years ended September 30, 1998 and 1997.

Deposits. The Association offers a variety of deposit programs to its customers, including passbook and statement savings accounts, NOW accounts, money market deposit accounts, checking accounts and time deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Association's deposit are obtained predominantly from its Fulton County market area. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. The Association does not generally pay premium rates for time deposits in excess of $100,000 nor does the Association use brokers to obtain deposits.

The Association prices its deposit offerings based upon market and competitive conditions in its market area. Based on its experience, the Association believes that its checking, savings and money market accounts are relatively stable sources of deposits. However, the ability of the Association to attract and maintain certificates of deposit and the rates paid on those deposits has been and will continue to be significantly affected by market conditions.

The following table sets forth the dollar amount of deposits in various types of deposit programs offered by the Association as of the dates indicated:

                                                                          At September 30,
                                          -----------------------------------------------------------------------------------------
                                                    1998                          1997                             1996
                                          --------------------------    --------------------------     ----------------------------
                                                         Percent                       Percent                          Percent
                                           Amount        of Total        Amount        of Total           Amount        of Total
                                          -----------  -------------    -----------  -------------     -------------  -------------
                                                                         (Dollars in Thousands)
Transaction and savings accounts
--------------------------------
Passbook and statement savings              $ 11,296         19.89%       $ 12,004         21.40%          $ 13,140         23.58%
Demand and N.O.W. accounts                     5,742         10.11%          5,148          9.17%             5,174          9.29%
Money market accounts                         12,564         22.12%         10,950         19.51%            10,392         18.65%
                                          -----------  -------------    -----------  -------------     -------------  -------------
Total transaction and savings accounts        29,602         52.12%         28,102         50.08%            28,706         51.52%
                                          -----------  -------------    -----------  -------------     -------------  -------------

Time Deposits
-------------
Under 4.00%                                        -              -              3              -                 -              -
4.00  -  4.99 %                                2,721          4.79%          3,994          7.12%            11,357         20.38%
5.00  -  5.99 %                               23,257         40.95%         21,942         39.10%            11,101         19.93%
6.00  -  6.99 %                                1,181          2.08%          2,046          3.65%             4,525          8.12%
7.00  -  7.99 %                                   32          0.06%              -              -                 -              -
8.00  -  and over                                  -              -             30          0.05%                27          0.05%
                                          -----------  -------------    -----------  -------------     -------------  -------------
Total time deposits                           27,191         47.88%         28,015         49.92%            27,010         48.48%
                                          -----------  -------------    -----------  -------------     -------------  -------------

Total deposits                              $ 56,793        100.00%       $ 56,117        100.00%          $ 55,716        100.00%
                                          ===========  =============    ===========  =============     =============  =============

The following table sets forth the savings flows at the Association during the periods indicated:

                                                       Year Ended September 30,
                                     ---------------------------------------------------------
                                           1998              1997                 1996
                                     ---------------   ------------------   ------------------
                                                    (Dollars In Thousands)

Opening balance                       $  56,117             $  55,716             $  57,866
Deposits                                134,900               143,875               116,344
Withdrawals                            (136,624)             (145,899)             (120,910)
Interest credited                         2,400                 2,425                 2,416
                                      ---------             ---------             ---------
Ending balance                        $  56,793             $  56,117             $  55,716
                                      =========             =========             =========

Net increase (decrease)               $     676             $     401             $  (2,150)
                                      =========             =========             =========

Percent increase (decrease)                1.20%                 0.72%                (3.72%)
                                      =========             =========             =========

The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1998:

                                                                           Maturity
                                              ---------------------------------------------------------------
                                                                      Over            Over
                                                   3 Months          3 to 6          6 to 12          Over
                                                   or Less           Months          Months        12 Months          Total
                                              ---------------    ---------------  -------------   -----------       ------------
                                                                                   (In Thousands)

      Certificates of deposit less than
         $100,000                                   6,750            3,777           8,587           5,794           24,908

      Certificates of deposit $100,000
      or more                                       1,185              452               -             646            2,283
                                                  --------         --------        --------        --------        ---------

      Total certificates of deposit                 7,935            4,229           8,587           6,440           27,191
                                                  ========         ========        ========        ========        =========

The following table shows the rate and maturity information for the Association's time deposits as of September 30, 1998:

                                  Under            4.00 -       5.00 -       6.00 -   7.00 -   8.00 -                      Percent
                                  4.00%            4.99%        5.99%        6.99%    7.99%    8.99%         Total         of Total
                               -----------       -------      --------      -------   -----   --------      --------       --------
                                                                                             (Dollars In Thousands)
 Time deposit accounts
  maturing in quarter ending:

 December 31, 1998                  $ -          $ 1,801       $ 6,043        $ 91     $ -       $ -          $ 7,935        29.18%
 March 31, 1999                       -            1,251         2,977           -       -         -            4,228        15.55%
 June 30, 1999                        -               10         3,458           -       -         -            3,468        12.75%
 September 30, 1999                   -               60         5,059           -       -         -            5,119        18.83%
 December 31, 1999                    -                -           735         259       -         -              994         3.66%
 March 31, 2000                       -                -           408         260       -         -              668         2.46%
 June 30, 2000                        -                -           515         275       -         -              790         2.91%
 September 30, 2000                   -                1         1,166         259       -         -            1,426         5.24%
 December 31, 2000                    -                -           199           8       -         -              207         0.76%
 March 31, 2001                       -                -           184           -       -         -              184         0.68%
 June 30, 2001                        -                -           131           -       -         -              131         0.48%
 September 30, 2001                   -                -           544           -       -         -              544         2.00%
 December 31, 2001                    -                -           286           -       -         -              286         1.05%
 Thereafter                           -                -         1,179           -       -        32            1,211         4.45%

                                  ------         --------     --------     --------   -----    ------       ---------
      Total                         $ -          $ 3,123      $ 22,884     $ 1,152     $ -      $ 32         $ 27,191       100.00%
                                  ======         ========     ========     ========   =====    ======       =========

      Percent of total                -            11.49%        84.15%       4.24%      -      0.12%          100.00%

Subsidiary Activities

As a federally chartered savings and loan association, the Association is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage directly. At September 30, 1998, the Association did not have any subsidiaries.

Competition

The Association faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, credit unions, mortgage bankers and other savings institutions, which also make loans secured by real estate located in the Association's market area. The Association competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

Competition for deposits is principally from commercial banks, credit unions, mutual funds, securities firms and other savings institutions located in the same communities. The ability of the Association to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Association competes for these deposits by offering competitive rates, maintaining close ties within its local community, advertising and marketing programs, convenient business hours and a customer-oriented staff.

Employees

At September 30, 1998, the Association had a total of 27 employees including 2 part-time employees. None of the Association's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

ITEM 2.  PROPERTIES

The following table sets forth information concerning the main office and the branch office of the Association at September 30, 1998. At September 30, 1998, the Association's premises had an aggregate net book value of approximately $780,000.

                                                                             Net Book Value at
Location                 Year Acquired            Owned or Leased           September 30, 1998
--------                 -------------            ---------------           ------------------

Main Office:                  1962                      own                     $550,000
52 North Main Street
Gloversville, NY  12078

Full Service Branch:          1983                      own                     $230,000
295 Broadway
Saratoga Springs, NY  12866


The Association believes that its current facilities are adequate to meet the present and foreseeable future needs of the Association and the Holding Company.

The Association's depositor and borrower customer files are maintained in-house. The net book value of the data processing and computer equipment utilized by the Association at September 30, 1998 was approximately $230,000.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved as plaintiff or defendant in various legal proceedings arising in the normal course of business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1998, there were no matters submitted to vote of shareholders of Adirondack Financial Services Bancorp, Inc.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following information included in the Annual Report to Shareholders for the fiscal year ended September 30, 1998, (the "Annual Report"), is incorporated herein by reference: "Shareholder Information - Common Stock," which appears on page XX of the Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

The following information included in the Annual Report is incorporated herein by reference: "Selected Consolidated Financial Information" which appears on page XX of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information included in the Annual Report is incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations," which appears on pages XX through XX of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information included in the Annual Report is incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management," which appears on pages XX through XX of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information included in the Annual Report is incorporated herein by reference: The consolidated statements of financial condition of Adirondack Financial Services Bancorp, Inc. and Subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998, together with the related notes and independent auditors' report thereon, all of which appears on pages 22 through 50 of the Annual Report and "Summary of Unaudited Consolidated Quarterly Financial Information" which appears on page 52 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Listed below are all financial statements and exhibits filed as part of this report:

     (1) The consolidated statements of financial condition of Adirondack Financial Services Bancorp, Inc. and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998, together with the related notes and the independent auditors' report thereon, appearing in the Annual Report on pages 22 through 50 are incorporated herein by reference.

     (2)  Schedules omitted as they are not applicable

     (3)  Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference: Regulation S-K Exhibit

Reference
  Number                      Description

     3.1 Certificate of Incorporation of Adirondack Financial Services Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 No. #333-43697, of Adirondack Financial Services Bancorp, Inc., filed on February 9, 1998, (hereinafter "Form S-1")

     3.2 By laws of Adirondack Financial Services Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K filed on November 19, 1998.)

     4 Specimen Stock Certificate (Incorporated by reference to Exhibit 4 to Form S-1.)

     10.1 Adirondack Financial Services Bancorp, Inc. 1998 Stock Option and Incentive Compensation Plan (Incorporated by reference to Proxy Statement for Special Meeting of Stockholders of Adirondack Financial Services Bancorp, Inc. held on October 7, 1998.)

     10.2 Adirondack Financial Services Bancorp, Inc. 1998 Management Recognition Plan (Incorporated by reference to Proxy Statement for Special Meeting of Stockholders of Adirondack Financial Services Bancorp, Inc. held on October 7, 1998.)

     10.3 Change-In-Control Severance Agreement between Lewis E. Kolar and Adirondack Financial Services Bancorp, Inc. (Incorporated by reference to Exhibit 10.3 to Forms S-1.)

     10.4 Change-In-Control Severance Agreement between Menzo D. Case and Adirondack Financial Services Bancorp, Inc. (Incorporated by reference to Exhibit 10.3 to Forms S-1.)

     10.5 Amended Adirondack Financial Services Bancorp, Inc. Employee Stock Ownership Plan on October 7, 1998

     13        1998 Annual Report to security holders

     21        Subsidiaries of the registrant

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Adirondack Financial Services Bancorp, Inc.
                            (registrant)


                  By: /s/ Lewis E. Kolar
                  --------------------------------------------------
                  Lewis E. Kolar
                  Director, President & Chief Executive Officer

                  Date:  December 29, 1998

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date
---------                     -----                         ----



/s/ Lewis E. Kolar            Director, President & Chief     December 29, 1998
------------------------      Executive Officer
    Lewis E. Kolar


/s/ Menzo D. Case             Chief Financial Officer         December 29, 1998
------------------------      (Principal Financial
    Menzo D. Case             Officer & Principal
                              Accounting Officer)


/s/ Richard R. Ruby           Chairman of the Board           December 29, 1998
------------------------
    Richard R. Ruby

/s/ Dr. Priscilla J. Bell     Director                        December 29, 1998
-------------------------
    Dr. Priscilla J. Bell


/s/ Timothy E. Delaney        Director                        December 29, 1998
-------------------------
    Timothy E. Delaney


/s/ Donald I. Lee             Director                        December 29, 1998
-------------------------
    Donald I. Lee


/s/ Dr. Robert J. Sofarelli   Director                        December 29, 1998
-------------------------
    Dr. Robert J. Sofarelli