Form 10-K/A
period 1998-09-30
ADIRONDACK FINANCIAL SERVICES BANCORP INC
filed 1999-01-29
CIK 1052119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended September 30, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission file number 000-29666

                   ADIRONDACK FINANCIAL SERVICES BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                             14-1801465
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                           Identification No.)
--------------------------------------------------------------------------------
               52 North Main Street, Gloversville, New York 12078
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
--------------------------------------------------------------------------------
       Registrant's telephone number, including area code: (518)725-6331

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 30, 1998, there were issued and outstanding 663,243 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of September 30, 1998, was approximately $8.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Issuer.)

                   ADIRONDACK FINANCIAL SERVICES BANCORP, INC.

                         1998 FORM 10-K/A ANNUAL REPORT

                                TABLE OF CONTENTS


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.........1

Item 11.          Executive Compensation.....................................2

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.................................................5

Item 13.          Certain Relationships and Related Transactions.............6


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding the Board of Directors of Adirondack Financial Services Bancorp, Inc. ("Adirondack") as of September 30, 1998.




                                                                             Shares of
                                                                             Common Stock
                                                                             Beneficially Owned at
                                                           Director Term to  September 30,
Name               Age(1) Position(s) Held in the Company  Since(2) Expire   1998                     Percent of Class


Priscilla J. Bell    49   Director                          1996      2002        4,250                      (3)
Robert J. Sofarelli  54   Director                          1993      2002        1,500                      (3)
Timothy E. Delaney   36   Director                          1993      2001       15,000                     2.26%
Lewis E. Kolar       61   Director, President               1995      2001        8,432                     1.27%
                           & Chief Executive Officer
Donald I. Lee        72   Director and Recording            1971      2000          500                      (3)
                           Secretary
Richard D. Ruby      50   Chairman of the Board             1975      2000       18,755                     2.83%



     (1) As of September 30, 1998.
     (2) Includes service as a director of Gloversville Federal Savings & Loan Association.
     (3) Less than 1.0%.

     The business experience of each of Adirondack's directors for at least the past five years is as follows:

     Dr. Priscilla J. Bell. Dr. Bell has served as the President of Fulton Montgomery Community College since 1995. From 1978 to 1995, Dr. Bell worked at the Tacoma Community College, Tacoma, Washington, where she was Dean of Student Services.

     Timothy E. Delaney. Mr. Delaney is the President and Chief Financial Officer of Delaney Construction Corporation, a company specializing in heavy highway construction, which he founded in 1982.

     Lewis E. Kolar. Mr. Kolar is the President and Chief Executive Officer of the Association, a position he has held since October 1994. Mr. Kolar has more than 20 years of commercial banking experience including service as a Senior Vice-President and Regional Executive Officer at the National Bank & Trust Company, Norwich, New York, from 1989 to 1994.

     Donald I. Lee. Mr. Lee is the President of Lee & Lee Associates, Saratoga Springs, New York, and a partner in Lee's Deer Run Bed & Breakfast, Stillwater, New York.

     Richard D. Ruby. Mr. Ruby has been the owner and President of Ruby & Quiri, Inc., a home furnishings center, located in Gloversville, New York, since 1969.

     Dr. Robert J. Sofarelli. Dr. Sofarelli has been a veterinarian since 1971, and is the owner of Saratoga Veterinary Hospital, Planned Pets, a Saratoga veterinary hospital and Paws & Claws, a distributor of pet foods located in Wilton, New York.

     The Following table sets forth certain information regarding the executive officers of Adirondack.

Name              Title

Lewis E. Kolar    President and Chief  Executive  Officer
Menzo D. Case     Executive Vice-President, Chief Financial Officer and Secretary

     Executive Officers Who Are Not Directors. The business experience of the executive officers who are not also directors is set forth below.

     Menzo D. Case, age 35. Mr. Case is a certified public accountant and has served as the Association's Treasurer since December 1993. Mr. Case was promoted to Executive Vice President and Chief Operating Officer in July 1994. Previously, Mr. Case was an accountant with KPMG Peat Marwick from 1989 to 1993.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires Adirondack's directors and executive officers, and persons who own more than 10% of a registered class of Adirondack's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Adirondack Common Stock and other equity securities of Adirondack. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish Adirondack with copies of all Section 16(a) forms they file.

     To Adirondack's knowledge, based solely on a review of the copies of such reports furnished to Adirondack and written representations that no other reports were required during the fiscal year ended September 30, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or granted to Adirondack's Chief Executive Officer for fiscal 1998. No other employee of Adirondack earned compensation in excess of $100,000.


                           SUMMARY COMPENSATION TABLE

                           Annual Compensation(1) Awards        Long-Term Compensation
                                                             Restricted
                                                Other Annual   Stock    Options/  All Other
Name and Principal Position Year  Salary  Bonus Compensation  Award(s)    SARs  Compensation (2)
                                                   ($)          ($)       ($)
Lewis E. Kolar               1998 $84,000    ---   ---          N/A       N/A    11,222
                             1997 $83,077 $8,400   ---          N/A       N/A    11,731



----------------------
          (1) In accordance with the revised rules on executive compensation disclosure adopted by the Securities and Exchange Commission ("SEC"), Summary Compensation information is excluded for the fiscal years ended December 31, 1995 and 1996.

          (2) Pursuant to SEC rules, the table above excludes perquisites and other personal benefits which do not exceed the lesser of $50,000 or 10% of salary and bonus.

EMPLOYMENT  AGREEMENTS

     The Association has entered into change in control severance agreements with Messrs. Kolar and Case. The agreements provide for an initial term of 24 months and 12 months, respectively. The agreements provide for extensions of one year, on each anniversary of the effective date of the agreement, subject to a formal performance evaluation performed by disinterested members of the Board of Directors of the Association. The agreement provides for termination for cause or in certain events specified by OTS regulations.

     The agreements provide for a lump sum payment to Mr. Kolar and Mr. Case of 200% and 100% of their respective annual base compensation and the continued payment for the remaining term of the contract of life and health insurance coverage maintained by the Association in the event there is a "change in control" of the Association where employment terminates involuntarily following such change in control. This termination payment is subject to reduction to the extent non-deductible for federal income tax purposes. For the purposes of the agreements, a "change in control" is defined as any event which would require the filing of an application for acquisition of control or notice of change in control pursuant to 12 C.F.R. Section 574.3 or 4 or any successor regulation. Such events are generally triggered prior to the acquisition of control of 10% of the Company's Common Stock.


DIRECTOR COMPENSATION

     The Company does not compensate the directors for serving on the Board of the Company. Directors of the Association are paid a fee of $950 per meeting for serving on the Board of Directors, and the Chairman of the Board is paid a fee of $1,050 per meeting. These fees are paid only to Board members who are not employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     As of September 30, 1998, there were 663,243 shares of Adirondack Common Stock issued and outstanding.

     The following table sets forth, as of September 30, 1998, certain information as to (i) those persons who were known by management to be beneficial owners of more than 5% of the outstanding shares of Adirondack Common Stock and (ii) the shares of Adirondack Common Stock beneficially owned by the directors, nominees and executive officers of FirstFederal as a group.

     The following  table sets forth  information  regarding share ownership of:
(i) those persons or entities known by management to beneficially own more than five percent of the Common Stock and (ii) all directors and executive officers of the Company and the Association as a group. Shares Beneficially Owned Percent Beneficial Owner at September 30, 1998 of Class.


                                                                    Shares Beneficially Owned          Percent
                           Beneficial Owner                                at September 30, 1998       of Class

------------------------------------------------------------------------------------------------------------------------------------
Five Percent Beneficial Owners
Gloversville Federal Savings and Loan Association Employee Stock
Ownership Plan.                                                                52,900                  7.98%


Directors and Named Officers

Lewis E. Kolar, Director, President and Chief Executive Officer                 8,432                  1.27%

Menzo D. Case, Executive Vice-President,
   Chief Financial Officer and Secretary                                        5,370                   (1)

Priscilla J. Bell, Director                                                     4,250                   (1)

Timothy E. Delaney, Director                                                   15,000                  2.26%

Donald I. Lee, Director                                                           500                   (1)

Richard D. Ruby, Chairman of the Board                                         18,755                  2.83%

Robert J. Sofarelli, Director                                                   1,500                   (1)

All Directors and Officers as a Group (7 persons)                              53,807                   8.11%(2)

-----------------------
(1) Less than 1.0%.

(2) The group includes all current directors and nominees, includes shares held directly, as well as shares held jointly with family members, shares held in retirement accounts, held in a fiduciary capacity or by certain family members, with respect to which shares the listed individuals or group members may be deemed to have sole or shared voting and/or investment power. The amount also includes 1,471 shares allocated to the accounts of participants under the ESOP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Association follows a policy of granting loans to the Association's directors, officers and employees. The loans to executive officers and directors are made in the ordinary course of business and on the same terms and conditions of those of comparable transactions prevailing at the time, in accordance with the Association's underwriting guidelines and do not involve more than the normal risk of non-collectibility of present other unfavorable features; provided however, that under the Association's current policy, employees are eligible for a 50 basis point reduction on interest rates on residential mortgage loans. Loans to all directors and executive officers and their associates, including outstanding balances and commitments totaled $394,168 at September 30, 1998, which was 11.2% of retained earnings and 4.3% of total stockholders' equity at that date.

                                   SIGNATURES


         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ADIRONDACK FINANCIAL SERVICES
                                           BANCORP, INC.



                                           By:/s/Lewis E. Kolar
                                              ----------------------------------
                                           Lewis E. Kolar, President,
                                           Chief Executive Officer and Director
                                              (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/Lewis E. Kolar                       /s/Richard D. Ruby
--------------------------------        ----------------------------------------
Lewis E. Kolar, President,              Richard D. Ruby, Chairman of the Board
  Chief Executive Officer and Director
(Principal Executive and Operating Officer)

Date: January 28, 1999                   Date: January 28, 1999
      -----------------------                  --------------------------

/s/Priscilla J. Bell                         /s/Timothy E. Delaney
---------------------------------            -----------------------------------
Priscilla J. Bell, Director                  Timothy E. Delaney, Director


Date: January 28, 1999                       Date: January 28, 1999


/s/Donald I. Lee                             /s/Robert J. Sofarelli
----------------------------------           -----------------------------------
Donald I. Lee, Director and Recording        Robert J. Sofarelli, Director
Secretary

Date: January 28, 1999                       Date: January 28, 1999