Form 10-Q
period 1998-12-31
ADIRONDACK FINANCIAL SERVICES BANCORP INC
filed 1999-02-16
CIK 1052119

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

           For the quarterly period ended December 31, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

           For the transition period from               to               .
                                          -------------    --------------
Commission file number 333-43697

                   Adirondack Financial Services Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                           14-1801465
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)




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
Yes    NA      No
    -------       -------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.       Yes            No
                                                        -------       -------
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date.

            Class                           Outstanding as of February 12, 1999
Common Stock, $.01 par value                           689,055 shares

                                TABLE OF CONTENTS


                                                                           Page
Part I.       Financial Information

  Item 1. Consolidated Interim Financial Statements

        Consolidated Interim Statements of Financial Condition
        December 31, 1998 (unaudited) and September 30, 1998                1

        Consolidated Interim Statements of Income (unaudited)
        Three Months Ended December 31, 1998 and 1997                       2

        Consolidated Interim Statements of Cash Flows (unaudited)
        Three Months Ended December 31, 1998 and 1997                       3

        Summarized Notes to Consolidated Interim Financial
        Information                                                         4


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              6

  Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                               11

Part II. Other Information                                                 12

  Item 1.  Legal Proceedings                                               12

  Item 6.  Exhibits and Reports on Form 8-K                                12

Signatures                                                                 13

Exhibits Index                                                             14

Part I. Financial Information

Item 1. Financial Statements
Adirondack Financial Services Bancorp, Inc.
Consolidated Interim Statements of Financial Condition

                                  December 31, 1998          September 30, 1998
                                  -----------------          ------------------
                                     (unaudited)

Assets
Cash and due from banks             $ 3,247,224                $ 2,635,158
Interest bearing deposits               615,036                  2,109,873
                                     ----------                 ----------
     Total cash and cash
      equivalents                     3,862,260                  4,745,031
Securities available for sale        14,081,162                 11,172,412
Net loans receivable                 50,049,806                 50,200,660
Accrued interest receivable             333,480                    297,959
Other real estate owned                 550,475                    256,125
Net premises and equipment            1,204,376                  1,278,383
Prepaid expenses and other
 assets                                 224,269                    290,843
                                    -----------                -----------
     Total Assets                   $70,305,828                $68,241,413
                                    ===========                ===========
Liabilities and Shareholders'
 Equity

Liabilities:

Deposits:

   Demand and N.O.W. accounts       $ 5,445,140                $ 5,741,821
   Savings and money market
    accounts                         24,483,948                 23,860,849
   Time deposit accounts             26,447,560                 27,190,796
                                    -----------                -----------
     Total deposits                  56,376,648                 56,793,466

Borrowings                            4,463,225                  2,000,000
Accrued expenses and other
 liabilities                            234,326                    292,982
                                    -----------                -----------
     Total liabilities               61,074,199                 59,086,448
                                    -----------                -----------

Shareholders' equity:

    Preferred Stock, $.01 par
     value 100,000 shares
     authorized, none
     outstanding                         -                            -

    Common Stock, $.01 par
      value, 1,200,000 shares
      authorized, 689,055
      outstanding at December
      31,1998 and 663,243
      outstanding at September
      30, 1998                            6,639                      6,632

    Additional Paid-in Capital        6,059,085                  6,049,293
    Retained earnings,
     substantially restricted         3,639,613                  3,535,134
    Unearned ESOP shares               (476,100)                  (476,100)
    Accumulated Other
     Comprehensive Income                 2,392                     40,006
                                     ----------                -----------
     Total shareholders' equity       9,231,629                  9,154,965
                                     ----------                -----------
       Total liabilities and
        shareholders' equity        $70,305,828                $68,241,413
                                    ===========                ===========


  The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Adirondack Financial Services Bancorp, Inc.
Consolidated Interim Statements of Income (Unaudited)


                                              Three Months Ended
                                  ---------------------------------------------
                                  December 31, 1998           December 31, 1997
                                  -----------------          ------------------

Interest and dividend income:

     Interest and fees on loans     $ 1,102,802                $ 1,074,077
     Securities available
      for sale                          184,057                    108,247
     Interest-bearing deposits           31,918                      1,731
                                    -----------                -----------

       Total interest and
        dividend income               1,318,776                  1,184,055
                                    -----------                -----------

Interest expense:

     N.O.W. accounts                     15,671                     15,637
     Savings and money
      market accounts                   220,814                    216,631
     Time deposit accounts              363,508                    371,806
     Borrowings                          45,492                     23,168
                                    -----------                -----------
       Total interest expense           645,485                    627,242
                                    -----------                -----------
       Net interest income              673,291                    556,813

Provision for loan losses                 4,000                     15,000
                                    -----------                -----------
     Net interest income after
      provision for loan losses         669,291                    541,813
                                    -----------                -----------
Other income:

     Fees and service charges            44,454                     40,307
     Other                               13,581                     13,455
                                    -----------                -----------
       Total other income                58,035                     53,762
                                    -----------                -----------

Operating expenses:

     Compensation and employee
      benefits                          261,822                    234,415
     Occupancy expense                   48,893                     54,905
     Federal deposit insurance
      premiums                           16,450                     13,397
     Advertising expenses                39,217                     22,401
     Directors' fees and expenses        24,446                     24,485
     Equipment and data processing
      expenses                           70,491                     75,308
     Other real estate owned
      expenses                          (29,347)                     7,816
     Other operating expenses           119,976                    123,737
                                    -----------                  ---------
       Total operating expenses         551,948                    556,464
                                    -----------                  ---------
Income (loss) before income
 tax expense                            175,379                     39,111
Income tax expense                       70,900                     15,800
                                    -----------                  ---------
Net income (loss)                   $   104,479                     23,311
                                    ===========                  =========

Basic earnings per common share           $0.17                      N/A
Diluted earnings per common share         $0.16                      N/A



  The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Adirondack Financial Services Bancorp, Inc.
Consolidated Interim Statements of Cash Flows (Unaudited)

                                                                                Three Months Ended December 31,
                                                                                -------------------------------
                                                                                     1998              1997
                                                                                     ----              ----
Cash flows from operating activities:
         Net income (loss)                                                      $    104,479         $   23,311
         Adjustments to reconcile net income (loss)
           to net cash provided by (used by) operating activities
                  Depreciation expense                                                71,032             74,168
                  Provision for loan losses                                            4,000             15,000
                  Loss on disposal of equipment                                        4,687                  -
                  Net gain on sale of other real estate owned                        (34,350)           (23,215)
                  (Increase) decrease in accrued interest receivable                 (35,521)            18,156
                  Decrease (increase) in prepaid expenses and other assets            98,878           (179,208)
                  (Decrease) increase in accrued expenses
                     and other liabilities                                           (58,656)             5,283
                                                                                ------------          ---------
                         Net cash provided by (used by) operating activities         154,549            (66,505)

Cash flows from investing activities:
         Proceeds from principal repayment and maturity of securities
                  available for sale                                               2,561,040            179,760

         Purchase of securities available for sale                                (5,539,708)                 -
         Net (decrease) increase in loans receivable                                (228,146)           565,856
         Proceeds from sale of other real estate owned                               115,000            293,890
         Capital expenditures                                                         (1,712)           (14,680)
                                                                                ------------         ----------
                         Net cash (used by) provided by investing activities      (3,093,526)         1,024,826
                                                                                ------------         ----------

Cash flows from financing activities:
         Net proceeds from issuance of stock                                           9,799                  -
         Net decrease in deposits                                                   (416,818)        (1,845,769)
         Net increase in borrowings                                                2,463,225            400,000
                                                                                ------------         ----------
                         Net cash provided by (used by) financing activities       2,056,206         (1,445,769)
                                                                                ------------         ----------
Net decrease in cash and cash equivalents                                           (882,771)          (487,448)
Cash and cash equivalents at beginning of period                                   4,745,031          1,922,386
                                                                                ------------         ----------
Cash and cash equivalents at end of period                                      $  3,862,260         $1,434,938
                                                                                ============         ==========
Cash paid during the period for:

Interest                                                                        $    637,127         $  604,075
Taxes                                                                           $          -         $    5,471


  The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

     Summarized Notes to Unaudited Interim Consolidated Financial Statements

Note 1

In management's opinion, the financial information, which is unaudited as of and for the three months ended December 31, 1998 and 1997, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information for the three month periods ended December 31, 1998 and December 31, 1997 in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Adirondack Financial Services Bancorp, Inc.'s ( the "Company" herein) 1998 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year that ends September 30, 1999.

Note 2

Amounts in the prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period presentation.

Note 3 - Common Stock Shares Outstanding

As of December 31,1998, common stock shares outstanding totaled 689,055, which included 25,123 shares granted to directors, officers, and non-officer employees of the Company and the Association on October 7, 1998 under the Company's 1998 Recognition and Retention Plan ("RRP"). The 1998 RRP was approved by the Company's shareholders at a Special Meeting of Stockholders held on October 7, 1998.

Note 4 - Earnings Per Share

On June 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure and specifies additional disclosure requirements. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Unvested restricted stock awards are considered outstanding common shares and included in the computation of basic EPS as of the date that they are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as restricted stock and stock options. Unallocated ESOP shares are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.

For the three month period ended December 31, 1998, the basic earnings per share was $0.17, calculated using 615,846 weighted average common shares outstanding. The diluted earnings per share was $0.16, calculated using 642,663 weighted average common shares outstanding. Earnings per share are not presented for periods prior to the Company's initial stock offering since the Company was a mutual savings association and no stock was outstanding.

Note 5 - Comprehensive Income

On October 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale, net of tax, for the period.

Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.

Comprehensive income (loss) for the three month periods ended December 31, 1998 and 1997 was $66,865 and $41,769, respectively. The following summarizes the components of other comprehensive income:

                                                                            The three months ended
                                                                                December 31,
                                                                          1998                   1997
                                                                          ---------------------------
Unrealized gains (losses) on securities:

Unrealized net holding gains (losses) arising during the
    three months ended December 31, 1998 and 1997,
    respectively, net of tax (pre-tax amount of $62,690
    and $30,763, respectively)                                         $(37,614)                 $18,458

Reclassification adjustment for net (gains) losses
    realized in net income during the three months ended
    December 31, 1998 and 1997, respectively, net of
    tax (pre-tax amount of $- and $-, respectively)                            -                       -
                                                                       ---------                 -------

Other comprehensive income (loss) during the three
    months ended December 31, 1998 and 1997,
    respectively                                                       $(37,614)                 $18,458
                                                                       ---------                 -------


Note 6 - SFAS 131

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting by public companies of operating segments within the company, disclosures about products and services, geographic areas and major customers. This statement is effective for periods beginning after December 15, 1997. Management believes that the adoption of SFAS No. 131 will not have a material impact on the Company's consolidated financial statements.

Note 7 - SFAS 132

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosures of SFAS No. 87 and No. 106 to the extent practical and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88 or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the September 30, 1999 consolidated financial statements.

Note 8 - SFAS 133

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

Note 9 - Acquisition

On January 23, 1999, the Company entered into a merger agreement with CNB Bancorp, Inc. ("CNB"), Gloversville, New York. CNB is the parent company of City National Bank and Trust Co. Under the terms of the agreement, the acquisition of AFSB and its subsidiary savings association will provide AFSB shareholders with a cash payment of approximately $15 million and will be accounted for as a purchase transaction. The transaction is expected to close on or about June 30, 1999, subject to the Company's shareholders' and regulatory approvals.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements and related notes and with the statistical information and consolidated financial data appearing in this report as well as the Company's 1998 Annual Report on Form 10-K.

Forward Looking Statements

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties-including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution the reader not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to materially differ from any opinions or statements expressed with respect to future periods in any current statements.

The company does not undertake -- and specifically disclaims any obligation -- to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

 Acquisition

On January 23, 1999, the Company entered into amerger agreement with CNB Bancorp, Inc. ("CNB"), Gloversville, New York. CNB is the parent company of City National Bank and Trust Co. Under the terms of the agreement, the acquisition of AFSB and its subsidiary savings association will provide AFSB shareholders with a cash payment of approximately $15 million and will be accounted for as a purchase transaction. The transaction is expected to close on or about June 30, 1999, subject to the Company's shareholders' and regulatory approvals.

Year 2000 ("Y2K") Issues

Year 2000 issues are the result of computer programs having been written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company is also aware of these risks to third parties, including vendors (and to the extent appropriate, depositors and borrowers), and the potential adverse impact on the Company that could result from failures by these parties to adequately address the Year 2000 issues.

The Company processes all customer information on an in-house data processing system utilizing computer programs from several vendors. Most of the ancillary programs have a direct interface to the core processing system. To mitigate the Y2K risk, the Company has developed a Y2K Action Plan that was approved by the Board in July 1998. As a part of the Plan, a Y2K Committee was formed to conduct a review of the Company's core computer system and the ancillary software to identify the mission critical applications that could be affected by the Y2K problem. The Y2K committee reports on a quarterly basis to the Board of Directors as to the Company's status in resolving any Y2K issues. In order to complete the final phases of the Y2K Plan, it will be necessary to document contingency and disaster recovery plans, which will be completed by the Association's employees in 1999.

To date, the Y2K Committee has received Y2K compliance certifications/progress forms from all of the Company's vendors. Of the responses received, 85% of the vendors have certified that they are Y2K compliant, with the remaining 15% informing the Company of their progress and anticipated compliance dates; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation.

Final versions of the Company's Y2K customer evaluation forms and the associated risk analysis have been completed and the Y2K questionnaires have been sent to customers. A spreadsheet has been developed that identifies significant borrowers and their level of risk and will be monitored by the Company's Asset Review Committee. To date, the majority of significant borrowers contacted have indicated that they are not heavily reliant on computer systems and are, therefore, evaluated as a low risk to Y2K.

Based on the Company's current knowledge and investigations, the expense of the Year 2000 problem, as well as the related potential effect on the Company's earnings, is not expected to have a material effect on the Company's financial position or results of operation. Furthermore, the Company expects corrective measures required to be prepared for the Year 2000 problem to be implemented on a timely basis.

                               FINANCIAL CONDITION

Total assets were $70.3 million at December 31, 1998, an increase of $2.1 million or, 3.03%, over total assets of $68.2 million as of September 30, 1998. The increase in total assets was primarily funded by borrowings, which increased by $2.5 million, partially offset by a $417,000 decline in total deposits.

Investments available for sale were $13.7 million at December 31, 1998, $2.5 million or 22.45% more than the $11.2 million balance at September 30, 1998. The increase is primarily attributable to the purchase of $5.5 million in securities partially offset by $2.6 million received from maturities and principal paydowns.

Total gross loans decreased by $410,000, or 0.79%, to $51.4 million at December 31, 1998 as compared to $51.8 million at September 30, 1998. Multi-family and commercial real estate loans increased by $113,000, or 1.31%, from $8.6 million at September 30, 1998 to $8.7 million at December 31, 1998. Commercial loans declined $668,000, or 25.56%, during the same period. The modest increase in multi-family and commercial real estate loans and the decline in commercial loans are the result of the Board placing less emphasis on the growth of these loan portfolios, which are generally subject to higher credit risks than other types of lending. One-to-four family real estate loans declined from $35.7 million at September 30, 1998 to $35.5 million at December 31, 1998, a decline of $185,000 or 0.52%. One-to-four family construction loans increased $587,000, or 96.86%, from $606,000 at September 30, 1998 to $1.2 million at December 31, 1998. Home equity loan balances declined during the same period by $185,000 or 5.89%. The high level of competition for loans secured by residential properties, which are primarily driven by the rates offered on the loans, continues to be a significant factor in the changes in the Company's one-to-four family, construction and home equity loan balances.

The Allowance for loan loss decreased by $250,000, or 16.70%, from September 30, 1998 to December 31, 1998. The decline was the result of net charge-offs of $254,000 exceeding the provision of $4,000 recorded during the three months ended December 31, 1998. Charge-offs taken during this period were primarily on loans secured by commercial properties, either foreclosed upon or deemed partially uncollectible. At December 31, 1998, the allowance for loan losses was 2.42% of gross loans receivable as compared to 2.89% at September 30, 1998.

Non-performing assets ("NPAs") decreased by $470,000, or 22.57%, to $1.6 million at December 31, 1998 from $2.1 million at September 30, 1998. The improvement in NPAs is attributable to nonperforming loans declining by $764,000, or 41.84%, to $1.1 million at December 31, 1998 from $1.8 million at September 30, 1998, partially offset by an increase in OREO of $456,000 during the same period. Nonperforming loans at December 31, 1998 consisted of one-to-four family mortgages of $756,000, multi-family and commercial real estate loans of $304,000 and commercial loans of $2,000. OREO at December 31, 1998 consisted of $175,000 in one-to-four family residences and a $375,000 commercial building.

Total deposits decreased by $417,000, or 0.73%, to $56.4 million at December 31, 1998 from $56.8 million at September 30, 1998. The following table shows the deposit composition as of the respective balance sheet dates (in thousands):

                                             December 31, 1998                           September 30, 1998
                                       -------------------------------             -------------------------------
                                       In 000's          % of Deposits             In 000's          % of Deposits
Passbook and statement savings          $11,619             20.61                  $11,297               19.89
Demand and NOW accounts                   5,445              9.66                    5,742               10.11
Money market Accounts                    12,865             22.82                   12,563               22.12
Time deposits                            26,448             46.91                   27,191               47.88
                                        -------            ------                  -------              ------
                                        $56,377            100.00                  $56,793              100.00
                                        =======            ======                  =======              ======


Management attributes the increases in passbook and statement savings and money market accounts primarily to customers choosing to invest their funds in short-term interest-bearing products due to the relatively low level of interest rates on time deposits during the quarter ended December 31, 1998. The decline in time deposits is consistent with the Company's efforts to reduce its reliance on higher rate time deposits for funding.

Borrowings increased from $2.0 million at September 30, 1998 by $2.5 million to $4.5 million at December 31, 1998. The increase is attributable to the Company's implementation of a leveraging strategy to increase the return on equity, whereby securities were purchased with funds borrowed from the Federal Home Loan Bank ("FHLB"). During the quarter ended December 31, 1998, the Company used $2.5 million in borrowings from the FHLB to purchase pools of mortgage-backed securities and one callable agency note.

Total equity increased by $77,000 during the three month period ended December 31, 1998 and was $9.2 million at both December 31, 1998 and September 30, 1998. The increase was attributable to $10,000 obtained through the issuance of common stock to 401-K accounts and net income of $104,000 recognized for the three months ended December 31, 1998, partially offset by a $38,000 decline in the net after-tax unrealized gain on available for sale securities.

                              RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended December 31, 1998 and 1997

General.

The results of operations of the Company's subsidiary savings association are dependent primarily on net interest income, which is the difference between the income earned on its loans and securities and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Association's provision for loan losses, net expenses on foreclosed assets and by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the financial condition and results of operations of the Company and the Association.

Unless otherwise noted, discussion of operating results for the three months ended December 31, 1998, is based on a comparison with the corresponding period in 1997.

Net income for the three months ended December 31, 1998 was $104,000, compared to $23,000 in 1997. The $81,000 increase was primarily attributable to an increase of $116,000 in net interest income and a decrease of $11,000 in the provision for loan losses less the tax effect of these changes.

Net interest income

Net interest income for the three months ended December 31, 1998 increased by $116,000, or 20.92%, to $673,000 from $557,000 in 1997. The improvement in net interest income was primarily attributable to an increase in the average volume of net interest-earning assets, which increased by $5.9 million, or 412.8%, the result of an increase in total average interest-earning assets of $8.6 million, or 14.87%, partially offset by an increase in total average interest-bearing liabilities of $2.7 million, or 4.78%. The positive effect derived from the increase in the average volume of net interest-earning assets was partially offset by a decline of 16 basis points in the Company's average net interest rate spread to 3.56% from 3.72% in 1997. The average yield earned on interest-earning assets during the three month period ended December 31, 1998 was 7.90%, a decrease of 24 basis points as compared to 8.14% in 1997 and the average rate paid on interest-bearing liabilities was 4.34%, down 9 basis points from 4.43% in 1997.

The decline in the average yield earned on total interest-earning assets was attributable to a shift in the composition of total average interest-earning assets to lower yielding securities and interest-earning deposits from higher yielding loans. The average volume of securities increased by $5.3 million to $12.3 million or 18.4% of total average interest-earning assets from 12.0% in 1997. In addition, average interest-earning deposits increased by $2.7 million to $2.9 million or 4.4% of total average interest-earning assets for the three months ended December 31, 1998 from 0.3% of total average interest-earning assets in 1997. The combined average yield earned on securities and interest-earning deposits declined by 46 basis points to 5.67% with the average rate earned on securities decreasing by 20 basis points to 5.98%, partially offset by an increase of 10 basis points to 4.36% in the average rate earned on interest-earning deposits. Average loan balances for the three months ended December 31, 1998, as compared to the same period in 1997, increased by $594,000, or 1.17%, to $51.6 million, accompanied by an increase of 13 basis points in the average loan yield to 8.56%. However, as a percentage of total average interest-earning assets, average loan volume declined to 77.2% from 87.7% in 1997.

As mentioned above, the average cost of interest-bearing liabilities decreased from 4.43% for the three months ended December 31, 1997 to 4.34% for the three months ended December 31, 1998, with all of the component categories of average total interest-bearing liabilities experiencing declines in average rates paid. The declines in interest rates on interest-bearing liabilities resulted primarily from the general decline in market interest rates since December 31, 1997.

Provision for loan losses

The provision for loans losses was $4,000 for the three months ended December 31, 1998, compared to $15,000 in 1997. The decrease in the provision expense was attributable to management's evaluation of the adequacy of the Company's allowance for loan losses as of December 31,1998 and a decline in the the Association's non-performing loans. As of December 31, 1998, non-performing loans were $1.1 million, a decrease of $2.4 million, or 69.92%, from $3.5 million at December 31,1997.

Operating expenses

Total operating expenses decreased by $4,000, or 0.81%, to $552,000 for the three months ended December 31, 1998, from $556,000 in 1997.

Compensation and benefits expenses increased by $27,000, or 11.69%, mainly the result of ESOP expenses and the initial expenses related to the Company's Recognition and Retention Plan ("RRP"). In addition, advertising expenses increased by $17,000, or 75.07%, to $39,000, the result of management's decision to implement a branding campaign for the Association's name and the services and products that it provides in order to increase the public's awareness of the Association.

Income tax expense

Income tax expense increased by $55,000 to $71,000 from $16,000 in 1997. The increase was the result of a significant increase by $136,000 in pre-tax income to $175,000 from $39,000 in 1997.

Liquidity and Funding

Liquidity is the ability to generate cash flows to meet present and expected future funding needs. Management monitors the Association's liquidity position on a daily basis to evaluate its ability to meet expected and unexpected depositor withdrawals and to make new loans and/or investments.

The Association's primary sources of funds for operations are deposits from its market area, principal and interest payments on loans and securities, proceeds from the maturity and sale of securities available for sale, advances from the Federal Home Loan Bank of New York ("FHLB"), and securities sold under agreements to repurchase ("repos"). While maturities and scheduled amortization of loans and securities are generally predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The primary investing activities of the Association are the origination of loans and the purchase of securities. During the three months ended December 31, 1998, the Association's loan originations totaled $2.5 million. The Association purchased $5.5 million of securities available for sale during the same period.

The primary financing activity of the Association is the attraction of deposits. However, during the three months ended December 31, 1998, the Association's deposits decreased by $417,000 from September 30, 1998, primarily time deposits ("CDs"), which decreased by $743,000. Management believes that the decrease in CDs during the three months ended December 31, 1998 resulted primarily from the holders of maturing CDs pursuing alternative investments to obtain better returns.

In the event the attraction of deposits is not sufficient to fund an expansion in interest-earning assets or when the level of market interest rates for CDs is higher than the cost of borrowed funds, the Association may utilize advances from the FHLB and other types of borrowed funds to fund interest-earning asset growth. During the three months ended December 31, 1998, the Association increased its borrowed funds by $2.5 million to $4.5 million through FHLB advances. The FHLB advances were used to purchase securities available for sale.

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4%. The Association's average daily liquidity ratio for the month of December 1998 was 8.20%.

The Association's most liquid assets are cash and cash equivalents, which include federal funds sold and bank deposits. The level of these assets is dependent on the Association's operating, financing, and investing activities during any given period. At December 31, 1998, cash and cash equivalents totaled $4.3 million, compared to $4.7 million at September 30, 1998.

The Association anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 1998, the Association had commitments to originate loans of $1.3 million as well as undrawn commitments of $1.2 million on home equity and other lines of credit. Time deposits that are scheduled to mature in one year or less at December 31, 1998, totaled $16.7 million. Management believes that a significant portion of such deposits will remain with the Association.

The Company also has a need for, and sources of, liquidity. Liquidity is required to fund its operating expenses, as well as for the payment of any dividends to shareholders. The primary source of the Company's liquidity on an ongoing basis is dividends from the Association. To date no dividends have been made by the Association to the Company.

Capital

Although there are no minimum capital ratio requirements for the Company, the Association is required to maintain minimum regulatory capital ratios. The following is a summary of the Association's actual capital amounts and ratios at December 31, 1998, compared to the OTS minimum capital requirements:

                                   Actual                     Minimum
                                   ------                     -------
                          In 000's           %         In 000's          %
                          --------         -----       --------         ----
Tangible Capital           $7,177          10.44       $ 1,031          1.50
Core Capital                7,177          10.44         2,749          4.00
Risk Based Capital          9,416          20.01         3,064          8.00



Item  3.

Quantitative And Qualitative Disclosures About Market Risk

The composition of the Association's balance sheet results in maturity mis-matches between interest-earning assets and interest-bearing liabilities. The scheduled maturities of the Association's fixed rate interest-earning assets are generally longer than the maturities of the Association's fixed rate interest-bearing liabilities. This mis-match exposes the Association to interest rate risk. In a rising rate scenario, as measured by the Office of Thrift Supervision ("OTS") interest rate risk exposure simulation model, the estimated market or portfolio value ("PV") of the Association's assets would decline in value to a greater degree than the change in the PV of the Association's liabilities, thereby reducing net portfolio value ("NPV") or equity.

Based on quarterly data provided to the OTS by the Association, as of September 30, 1998 (the most recent OTS report available) under a rate shock scenario of plus 200 basis points ("bp"), the Association's pre-shock NPV ratio (NPV as a percentage of the PV of assets) was calculated by the OTS model to be 15.86% and pre-shock NPV was estimated at $11.2 million. The post-shock NPV ratio was estimated to decrease to 14.04%, a decline of 182 bp, and the NPV amount decreased by $1.3 million, or 14.04%, to $9.9 million.

Certain assumptions are utilized by the OTS in assessing the interest rate risk exposure of savings associations and are employed in preparing the interest rate risk exposure report. These assumptions are related to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets and liabilities under the various interest rate scenarios. The model also assumes that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Association's assets and liabilities would perform as set forth above.

Furthermore, the Association's net interest income is sensitive to changes in interest rates, as the rates paid on its interest-bearing liabilities generally change faster than the rates earned on its interest-earning assets. As a result, net interest income will frequently decline in periods of rising interest rates.

In managing its asset/liability mix, the Association, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, often places more emphasis on managing short-term net interest margin than on better matching the interest rate sensitivity of its assets and liabilities. Management believes that the increased net interest income resulting from a mis-match in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates.

Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Association's business activities.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In the ordinary course of business, the Company and the Association are subject to legal actions which involve claims for monetary relief. Management, based on the advice of counsel, does not believe that any currently known legal actions, individually or in the aggregate, will have a material effect on its consolidated financial condition or results of operation.


Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits as required by Item 601 of Regulation S-K Financial data schedule, Exhibit #27

          (b)  Reports on Form 8-K

               Current reports on Form 8-K were filed November 2, November 23, January 20, January 21, and January 28.

               (i) November 2, 1998, press release regarding Adirondack Financial Services Bancorp Inc.'s earnings for fiscal year ended September 30, 1998.

               (ii) November 23, 1998, filing of Amended and Restated By-laws of Adirondack Financial Services Bancorp Inc.

               (iii) January 20, 1999, press release regarding Adirondack Financial Services Bancorp Inc.'s earnings for the quarter ended December 31, 1998.

               (iv) January 21, 1999, press release regarding resignation of Executive VP & COO

               (v) January 28, 1999, press release regarding agreement to be acquired by CNB Bancorp, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Adirondack Financial Services Bancorp, Inc.
-------------------------------------------
(Registrant)

                  Dated:  February 12, 1999           \s\ Lewis E. Kolar
                                                      --------------------
                                                      Lewis E. Kolar
                                                      President, CEO
                                                      and Acting CFO