Form 10-Q
period 1999-03-31
ADIRONDACK FINANCIAL SERVICES BANCORP INC
filed 1999-05-13
CIK 1052119

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to SECTION 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended March 31, 1999

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from               to               .
                                     -------------    -------------

Commission file number 333-43697

                   Adirondack Financial Services Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                    14-1801465
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

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
Yes   NA     No
    ------      ------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes          No
                                                   -------     -------
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding as of May 10, 1999
Common Stock, $.01 par value                          684,348 shares

                               TABLE OF CONTENTS

                                                                                                      Page
Part I.  Financial Information

   Item 1.   Consolidated Interim Financial Statements
       Consolidated Interim Statements of Financial Condition                                              1
         March 31, 1999 (unaudited) and September 30, 1998
       Consolidated Interim Statements of Income (unaudited)                                               2
         Three Months Ended March 31, 1999 and 1998
       Consolidated Interim Statements of Income (unaudited)                                               3
         Six Months Ended March 31, 1999 and 1998
       Consolidated Interim Statements of Cash Flows (unaudited)                                           4
         Six Months Ended March 31, 1999 and 1998
       Summarized Notes to Unaudited Interim Consolidated Financial Statements                           5-7

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations      8-16

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                16-17

Part II. Other Information

   Item 1.   Legal Proceedings                                                                            18

   Item 6.   Exhibits and Reports on Form 8-K                                                             18
       Exhibit 27 - Financial Data Schedule                                                               20

Signatures                                                                                                19


Part I.  Financial Information
     Item 1.  Consolidated Interim Financial Statements

                   Adirondack Financial Services Bancorp, Inc.
                  Consolidated Interim Statements of Condition

                                                             March 31, 1999     September 30, 1998
                                                             --------------     ------------------
                                                              (unaudited)
Assets
Cash and due from banks                                       $  2,680,800        $  2,635,158
Interest bearing deposits                                          962,111           2,109,873
                                                              ------------        ------------
         Total cash and cash equivalents                         3,642,911           4,745,031
Securities available for sale                                   13,082,461          11,172,412
Net loans receivable                                            48,830,111          50,200,660
Accrued interest receivable                                        354,317             297,959
Other real estate owned                                            480,650             256,125
Net premises and equipment                                       1,147,918           1,278,383
Prepaid expenses and other assets                                  369,802             290,843
                                                              ============        ============
             Total Assets                                     $ 67,908,170        $ 68,241,413
                                                              ============        ============

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
     Demand and N.O.W. accounts                               $  5,594,447        $  5,741,821
     Savings and money market accounts                          24,393,093          23,860,849
     Time deposit accounts                                      26,110,894          27,190,796
                                                              ------------        ------------
         Total deposits                                         56,098,434          56,793,466
Borrowings                                                       2,385,484           2,000,000
Accrued expenses and other liabilities                             332,290             292,982
                                                              ------------        ------------
             Total liabilities                                  58,816,208          59,086,448
                                                              ------------        ------------
Shareholders' equity:
     Preferred Stock, $.01 par value, 500,000
         shares authorized, none outstanding                          --                  --
     Common Stock, $.01 par value, 5,000,000
         shares authorized, 684,348 outstanding
         at March 31, 1999 and 663,243
         outstanding at September 30, 1998                           6,843               6,632
     Additional Paid-In Capital                                  6,326,937           6,049,293
     Retained earnings, substantially restricted                 3,558,318           3,535,134
     Unearned ESOP shares                                         (476,100)           (476,100)
     Unearned RRP shares                                          (266,844)               --
     Accumulated other comprehensive (loss) income                 (57,192)             40,006
                                                              ------------        ------------
         Total shareholders' equity                              9,091,962           9,154,965
                                                              ============        ============
             Total liabilities and shareholders' equity       $ 67,908,170        $ 68,241,413
                                                              ============        ============

                   Adirondack Financial Services Bancorp, Inc.
              Consolidated Interim Statements of Income (Unaudited)

                                                                     Three Months Ended
                                                             ----------------------------------
                                                             March 31, 1999     March 31, 1998
                                                             --------------     ---------------
Interest and divident income:
     Interest and fees on loans                                $ 1,044,944        $ 1,077,077
     Securities available for sale                                 203,460            104,161
     Interest-bearing deposits                                      21,787             42,374
                                                               -----------        -----------
         Total interest and dividend income                      1,270,191          1,223,610
                                                               -----------        -----------
Interest expense:
     N.O.W. accounts                                                12,181             33,862
     Savings and money market accounts                             214,889            214,925
     Time deposit accounts                                         342,362            358,753
     Borrowings                                                     47,954             44,081
                                                               -----------        -----------
         Total interest expense                                    617,386            651,620
                                                               -----------        -----------
         Net interest income                                       652,805            571,990
Provision for loan losses                                                0             15,000
                                                               -----------        -----------
     Net interest income after provision for loan losses           652,805            556,990
                                                               -----------        -----------
Other income:
     Fees and service charges                                       65,068             33,804
     Other                                                             566                677
                                                               -----------        -----------
         Total other income                                         65,634             34,481
                                                               -----------        -----------
Operating expenses:
     Compensation and employee benefits                            263,096            230,363
     Occupancy expense                                              54,324             53,931
     Federal deposit insurance premiums                             12,748             12,852
     Advertising expenses                                           20,155             25,445
     Directors' fees and expenses                                   18,111             19,812
     Equipment and data processing expenses                         49,391             75,509
     Other real estate owned expenses/net                           37,228              8,541
     Other operating expenses                                      330,081            109,385
                                                               -----------        -----------
         Total operating expenses                                  785,134            535,839
                                                               -----------        -----------
Income (loss) before income tax expense                            (66,695)            55,632
Income tax expense                                                  14,600             22,200
                                                               ===========        ===========
Net income (loss)                                              $   (81,295)       $    33,432
                                                               ===========        ===========

Basic earnings per common share                                $     (0.13)               N/A
Diluted earnings per common share                              $     (0.13)               N/A

         The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

                   Adirondack Financial Services Bancorp, Inc.
              Consolidated Interim Statements of Income (Unaudited)

                                                                For the Six Months Ended
                                                             March 31, 1999   March 31, 1998
                                                             --------------   --------------
Interest and divident income:
     Interest and fees on loans                                $2,147,746       $2,151,154
     Securities available for sale                                387,517          212,408
     Interest-bearing deposits                                     53,705           44,104
                                                               ----------       ----------
         Total interest and dividend income                     2,588,968        2,407,665
                                                               ----------       ----------
Interest expense:
     N.O.W. accounts                                               27,852           49,499
     Savings and money market accounts                            435,704          431,556
     Time deposit accounts                                        705,869          730,559
     Borrowings                                                    93,446           67,248
                                                               ----------       ----------
         Total interest expense                                 1,262,871        1,278,863
                                                               ----------       ----------
         Net interest income                                    1,326,097        1,128,802
Provision for loan losses                                           4,000           30,000
                                                               ----------       ----------
     Net interest income after provision for loan losses        1,322,097        1,098,802
                                                               ----------       ----------
Other income:
     Fees and service charges                                     109,522           74,111
     Other                                                         14,146           14,132
                                                               ----------       ----------
         Total other income                                       123,668           88,243
                                                               ----------       ----------
Operating expenses:
     Compensation and employee benefits                           524,918          464,778
     Occupancy expense                                            103,217          108,836
     Federal deposit insurance premiums                            29,198           26,249
     Advertising expenses                                          59,371           47,846
     Directors' fees and expenses                                  42,557           44,297
     Equipment and data processing expenses                       119,882          150,817
     Other real estate owned expense/net                            7,881           16,357
     Other operating expenses                                     450,058          233,122
                                                               ----------       ----------
         Total operating expenses                               1,337,082        1,092,303
                                                               ----------       ----------
Income (loss) before income tax expense                           108,683           94,743
Income tax expense                                                 85,500           38,000
                                                               ==========       ==========
Net income (loss)                                              $   23,183       $   56,743
                                                               ==========       ==========

Basic earnings per common share                                $     0.04              N/A
Diluted earnings per common share                              $     0.04              N/A

         The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

                   Adirondack Financial Services Bancorp, Inc.
            Consolidated Interim Statements of Cash Flow (Unaudited)


                                                                      Six Months Ended March 31,
                                                                    --------------------------------
                                                                         1999            1998
                                                                    --------------------------------
Cash flows from operating activities:
     Net income                                                      $     23,183    $     56,743
     Adjustments to reconcile net income (loss)
       to net cash used by operating activities
          Depreciation expense                                            129,943         145,852
          Provision for loan losses                                         4,000          30,000
          Net gain on sale of other real estate owned                     (36,000)        (27,321)
          Writedowns on OREO                                               28,175            --
          Rents received on OREO                                            3,300            --
          Loss on disposal of equipment                                     4,687            --
          (Increase) decrease in accrued interest receivable              (56,358)         28,742
          (Decrease) increase in prepaid expenses and other assets          2,766        (473,457)
          Increase (decrease) in accrued expenses
              and other liabilities                                        39,308          44,755
                                                                     ------------    ------------
                  Net cash provided by (used) by operating
                  activities                                              143,004        (194,686)
                                                                     ------------    ------------
Cash flows from investing activities:
     Proceeds from principal repayment of securities
          available for sale                                            1,050,738         359,107
     Purchase of securities available for sale                         (5,539,708)           --
     Proceeds from maturity of securities available for sale            2,400,000            --
     Net decrease in loans receivable                                     991,549         817,358
     Proceeds from sale of other real estate owned                        155,000         398,013
     Capital expenditures                                                  (4,165)        (16,024)
                                                                     ------------    ------------
                  Net cash (used by) provided by investing
                  activities                                             (946,586)      1,558,454
                                                                     ------------    ------------
Cash flows from financing activities:
     Net proceeds from issuance of stock                                   11,010            --
     Net (decrease) increase in deposits                                 (695,032)     17,065,876
     Net increase in borrowings                                           385,484       2,200,000
                                                                     ------------    ------------
                  Net cash (used by) provided by financing
                  activities                                             (298,538)     19,265,876
                                                                     ------------    ------------
Net (decrease) increase in cash and cash equivalents                   (1,102,120)     20,629,644
Cash and cash equivalents at beginning of period
                                                                        4,745,031       1,922,386
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $  3,642,911    $ 22,552,030
                                                                     ============    ============
Cash paid during the period for:
Interest                                                             $  1,262,257    $  1,220,399
Taxes                                                                $     24,595    $       --
Transfers to OREO                                                    $    375,000    $     87,800


The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

     Summarized Notes to Unaudited Interim Consolidated Financial Statements

Note 1

In management's opinion, the financial information, which is unaudited as of and for the three month and six months ended March 31, 1999 and 1998, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information for the three month and six month periods ended March 31, 1999 and March 31, 1998 in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Adirondack Financial Services Bancorp, Inc.'s ( the "Company") 1998 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year that ends September 30, 1999.

Note 2

Amounts in the prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period presentation.

Note 3 - Common Stock Shares Outstanding

As of March 31, 1999, common stock shares outstanding totaled 684,348, which included 20,331 shares granted to directors, officers, and non-officer employees of the Company and the Association on October 9, 1998 under the Company's 1998 Recognition and Retention Plan ("RRP"). The 1998 RRP was approved by the Company's shareholders at a Special Meeting of Stockholders held on October 7, 1998.

Note 4 - Earnings Per Share

On June 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 supercedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure and specifies additional disclosure requirements. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Unvested restricted stock awards are considered outstanding common shares and included in the computation of basic EPS as of the date that they are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as restricted stock and stock options. Unallocated ESOP shares are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.

For the three month period ended March 31, 1999, the basic and diluted earnings per share were $(0.13), calculated using 649,451 and 644,298 weighted average common shares outstanding, respectively.

For the six month period ended March 31, 1999, the basic earnings per share and diluted earnings per share were both $0.04, calculated using 616,127 and 644,298 weighted average common shares outstanding, respectively.

Earnings per share are not presented for periods prior to the Company's April 6 initial stock offering since the Company was a mutual savings association and no stock was outstanding.

Note 5 - Comprehensive Income

On October 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale, net of tax, for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the consolidated balance sheet dates.

The following summarizes the components of comprehensive income for the interim periods ended March 31, 1999 and 1998:

                                                          For the Three Months Ended March 31,
                                                          ------------------------------------
                                                              1999               1998
                                                          -------------     ------------

Net (loss) income                                            $  (81,295)      $   33,432
Unrealized holding (losses) gains arising during period        (105,075)          10,331
Net income tax benefit (expense) effect                          45,492           (4,442)
                                                          =============     ============
Comprehensive (loss) income, net of tax                      $  140,878)      $   39,321
                                                          =============     ============

                                                          For the Six Months Ended March 31,
                                                          -------------------------------------
                                                            1999                   1998
                                                          --------------     -----------

Net income                                                   $   23,183       $   56,743
Unrealized holding gains (losses) arising during period        (171,065)          42,714
Net income tax benefit (expense) effect                          73,867          (18,367)
                                                          =============     ============
Comprehensive (loss) income, net of tax                      $  (74,014)      $   81,090
                                                          =============     ============

Note 6 - SFAS 131

In June 1998, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting by public companies of operating segments within the company, disclosures about products and services, geographic areas and major customers. This statement is effective for periods beginning after December 15, 1998. Management believes that the adoption of SFAS No. 131 will not have a material impact on the Company's consolidated financial statements.

Note 7 - SFAS 132

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosures of SFAS No. 87 and No. 106 to the extent practical and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88 or No. 106. The Statement is effective for fiscal years beginning after December 15, 1998. Management anticipates providing the required disclosures in the September 30, 1999 consolidated financial statements.

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

Note 9 - Acquisition

On January 23, 1999, the Company entered into a merger agreement with CNB Bancorp, Inc. ("CNB"), Gloversville, New York. CNB is the parent company of City National Bank and Trust Co. Under the terms of the agreement, the acquisition of the company will provide the company's shareholders with a cash payment of approximately $15 million and will be accounted for as a purchase transaction. The transaction is expected to close on or about June 30, 1999, subject to the Company's shareholders' and regulatory approvals.

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

Based on the Company's current knowledge and investigations, the expense of the Year 2000 problem, as well as the related potential effect on the Company's earnings, is not expected to have a material effect on the Company's consolidated financial position or results of operation. Furthermore, the Company expects corrective measures required to be prepared for the Year 2000 problem to be implemented on a timely basis.

                               FINANCIAL CONDITION

Total assets were $67.9 million at March 31, 1999, an decrease of $333,000 or,
 .49%, from total assets of $68.2 million as of September 30, 1998. The decrease in total assets was primarily the result of cash and cash equivalents decreasing $1.1 million and net loans decreasing $1.4 million during the period, offset by a $1.9 million increase in investments available for sale.

Investments available for sale were $13.1 million at March 31, 1999, $1.9 million or 17.10% more than the $11.2 million balance at September 30, 1998. The increase is primarily attributable to the purchase of $5.5 million in securities partially offset by $3.4 million received from maturities and principal paydowns.

Total gross loans decreased by $1.6 million, or 3.17%, to $50.2 million at March 31, 1999 as compared to $51.8 million at September 30, 1998. Multi-family and commercial real estate loans decreased by $813,000, or 9.44%, from $8.6 million at September 30, 1998 to $7.8 million at March 31, 1999. Commercial loans declined $980,000, or 37.35%, during the same period. The decline in the multi-family and commercial real estate and commercial loan portfolios is primarily the result of several significant loans prepaying their balances. In addition, the Company foreclosed on a commercial real estate property collateralizing a significant loan. The Board is also placing less emphasis on originating these types of portfolios, which are generally subject to higher credit risks than other types of lending. One-to-four family real estate loans increased from $35.7 million at September 30, 1998 to $36.4 million at March 31, 1999, an increase of $660,000 or 1.85%. One-to-four family construction loans increased $27,000, or 4.46%, from $606,000 at September 30, 1998 to $633,000 at
March 31, 1999. Home equity loan balances declined during the same period by $358,000 or 11.39%. The high level of competition for loans secured by residential properties, which are primarily driven by the rates offered on the loans, continues to be a significant factor in the changes in the Company's one-to-four family, construction and home equity loan balances.

The Allowance for loan loss decreased by $252,000, or 16.84%, from September 30, 1998 to March 31, 1999. The decline was the result of net charge-offs of $256,000 exceeding the provision of $4,000 recorded during the six months ended March 31, 1999. Charge-offs taken during this period were primarily on loans secured by commercial properties, either foreclosed upon or deemed partially uncollectible. At March 31, 1999, the allowance for loan losses was 2.48% of gross loans receivable as compared to 2.89% at September 30, 1998.

Non-performing assets ("NPAs") decreased by $742,000, or 35.64%, to $1.3 at March 31, 1999 from $2.1 million at September 30, 1998. The improvement in NPAs is attributable to nonperforming loans declining by $967,000, or 52.96%, to $859,000 at March 31, 1999 from $1.8 million at September 30, 1998, partially offset by an increase in OREO of $225,000 during the same period. Nonperforming loans at March 31, 1999 consisted of one-to-four family mortgages of $650,000 and multi-family and commercial real estate loans of $209,000. OREO at March 31, 1999 consisted of $106,000 in one-to-four family residences and a $375,000 commercial building.

Total deposits decreased by $695,000, or 1.22%, to $56.1 million at March 31, 1999 from $56.8 million at September 30, 1998. The following table shows the deposit composition as of the respective balance sheet dates (in thousands):

                                           March 31, 1999               September 30, 1998
                                     ---------------------------    ---------------------------
                                      In 000's         % of         In 000's          % of
                                                     Deposits                       Deposits
                                     -----------    ------------    ----------    -------------
Passbook and statement savings           $11,836          21.10         $11,297          19.89
Demand and NOW accounts                    5,594           9.97           5,742          10.11
Money market Accounts                     12,557          22.38          12,563          22.12
Time deposits                             26,111          46.55          27,191          47.88
                                     ============    ===========    ============   ============
                                         $56,098         100.00         $56,793         100.00
                                     ============    ===========    ============   ============

Management attributes the increases in passbook and statement savings and the stability of money market accounts primarily to customers choosing to invest their funds in short-term interest-bearing products due to the relatively low level of interest rates on time deposits during the six months ended March 31, 1999. The decline in time deposits is consistent with the Company's efforts to reduce its reliance on higher rate time deposits for funding.

Borrowings increased from $2.0 million at September 30, 1998 by $385,000 to $2.4 million at March 31, 1999. The increase is attributable to the Company's implementation of a leveraging strategy to increase the return on equity, whereby securities were purchased with funds borrowed from the Federal Home Loan Bank ("FHLB"). During the six months ended March 31, 1999, the Company used $2.5 million in amortizing and fixed balance borrowings from the FHLB to purchase pools of mortgage-backed securities and one callable agency note.

Total equity decreased by $63,000 during the six month period ended March 31, 1999 and was $9.1 million at March 31, 1999 as compared to $9.2 million at September 30, 1998. The decrease was attributable to the net income of $23,000 recognized for the six months ended March 31, 1999 and a $97,000 decline in the net after-tax unrealized gain on available for sale securities, offset by $11,000 obtained through the issuance of common stock to 401-K accounts.

                              RESULTS OF OPERATIONS

        Comparison of Operating Results for the Three-Month Periods Ended
                            March 31, 1999 and 1998

General. The results of operations of the Company's subsidiary savings association are dependent primarily on net interest income, which is the difference between the income earned on its loans and securities and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Association's provision for loan losses, net expenses on foreclosed assets and by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the consolidated financial condition and results of operations of the Company and the Association.

Unless otherwise noted, discussion of operating results for the three months ended March 31, 1999, is based on a comparison with the corresponding period in 1998.

Net loss for the three months ended March 31, 1999 was $81,000, compared to net income of $33,000 in 1998. The $114,000 decrease was primarily attributable to an increase of $81,000 in net interest income, a decrease of $15,000 in the provision for loan losses, and an increase in other income of $31,000, offset by an increase in operating expenses of $249,000.

Net interest income. Net interest income for the three months ended March 31, 1999 increased by $81,000, or 14.13%, to $653,000 from $572,000 in 1998. The improvement in net interest income was primarily attributable to an increase in the average volume of net interest-earning assets, which increased by $5.9 million, the result of an increase in total average interest-earning assets of $5.7 million, or 9.44%. This compares to an increase in total average interest-bearing liabilities of $248,000, or .42%. The positive effect derived from the increase in the average volume of net interest-earning assets was partially offset by a decline of 17 basis points in the Company's average net interest rate spread to 3.60% from 3.77% in 1998. The average yield earned on interest-earning assets during the three month period ended March 31, 1999 was 7.73%, a decrease of 42 basis points as compared to 8.15% in 1998 and the average rate paid on interest-bearing liabilities was 4.13%, down 25 basis points from 4.38% in 1998.

The decline in the average yield earned on total interest-earning assets was primarily attributable to a shift in the composition of total average interest-earning assets to lower yielding securities from higher yielding loans. The average volume of securities increased by $6.4 million to $13.2 million or 20.15% of total average interest-earning assets from 11.33% in 1998. In addition, the yield earned on loans declined 31 basis points from 8.59% in 1998 to 8.28% in 1999 with the average loan balances for the three months ended March 31, 1999, as compared to the same period in 1998, increasing $272,000, or .54%, to $50.5 million. However, as a percentage of total average interest-earning assets, average loan volume declined to 76.8% from 83.56% in 1998.

As mentioned above, the average cost of interest-bearing liabilities decreased from 4.38% for the three months ended March 31, 1998 to 4.13% for the three months ended March 31, 1999, with all of the component categories of average total interest-bearing liabilities experiencing declines in average rates paid. The declines in interest rates on interest-bearing liabilities resulted primarily from the general decline in market interest rates since March 31, 1998.

Provision for loan losses. The was no provision for loans losses for the three months ended March 31, 1999, compared to $15,000 in 1998. The decrease in the provision expense was attributable to declining balance of nonperforming loans, reduced loan growth and reduced charge-offs taken during 1999 as compared to 1998.

Operating expenses. Total operating expenses increased by $249,000, or 46.52%, to $785,000 for the three months ended March 31, 1999, from $536,000 in 1998.

The primary reason operating expenses increased was that the Company incurred $107,000 in costs directly associated with the pending merger with CNB Bancorp, Inc. and in legal costs of $107,000 incurred by the Company related to threatened shareholder litigation. These amounts are included in other operating expenses which increased $330,000 or 201.76% in 1999 as compared to 1998.

Compensation and benefits expenses increased by $33,000, or 14.21%, mainly the result of ESOP expenses and the initial expenses related to the Company's Recognition and Retention Plan ("RRP"). Expenses related to other real estate owned increased $29,000 or 335.89% due to a property being written down $28,000 during the three months ended March 31, 1999. Equipment expenses declined $26,000 or 34.59% from 1999 to 1998 as much of the equipment purchased during the Company's computer upgrade in 1996 has been fully depreciated.

Income tax expense. Income tax expense decreased by $8,000 to $15,000 from $22,000 in 1998. A net tax benefit was not recognized on the loss sustained in the quarter ended March 31, 1999 as the costs incurred directly related to the merger are not tax deductible.

            Comparison of Operating Results for the Six-Month Periods
                         Ended March 31, 1999 and 1998

General. Net income for the six months ended March 31, 1999 was $23,000, compared to a net income of $57,000 for the same period in fiscal 1998. The $34,000 decrease was attributable an increase of $197,000 in net interest income, a decline in the provision of $26,000 and an increase of $35,000 in noninterest income, offset partially by an increase in operating expenses of $245,000.

Net interest income. Net interest income, or the difference between interest and dividend income and interest expense, increased $197,000 or 17.48% comparing the six month period ended March 31, 1998 to the six month period ended March 31, 1999. The improvement in net interest income was primarily attributable to an increase in the average volume of net interest-earning assets, which increased by $7.0 million, or 559.59%, the result of an increase in total average interest-earning assets of $7.0 million, or 11.78%. This compares to an increase in total average interest-bearing liabilities of $1.5 million, or 2.54%. The positive effect derived from the increase in the average volume of net interest-earning assets was partially offset by a decline of 14 basis points in the Company's average net interest rate spread to 3.60% from 3.74% in 1998. The average yield earned on interest-earning assets during the six month period ended March 31, 1999 was 7.84%, a decrease of 31 basis points as compared to 8.15% in 1998 and the average rate paid on interest-bearing liabilities was 4.24%, down 16 basis points from 4.40% in 1998.

The decline in the average yield earned on total interest-earning assets was primarily attributable to a shift in the composition of total average interest-earning assets to lower yielding securities from higher yielding loans. The average volume of securities increased by $5.8 million to $12.7 million or 19.16% of total average interest-earning assets from 11.67% in 1998. In addition, the yield earned on loans declined 7 basis points from 8.51% in 1998 to 8.44% in 1999 with the average loan balances for the three months ended March 31, 1999, as compared to the same period in 1998, increasing $345,000, or .68%, to $50.9 million. However, as a percentage of total average interest-earning assets, average loan volume declined to 77.08% from 85.58% in 1998.

As mentioned above, the average cost of interest-bearing liabilities decreased from 4.40% for the six months ended March 31, 1998 to 4.24% for the six months ended March 31, 1999, with all of the component categories of average total interest-bearing liabilities experiencing declines in average rates paid. The declines in interest rates on interest-bearing liabilities resulted primarily from the general decline in market interest rates since March 31, 1998.

Provision for loan losses. The provision for loan losses was $4,000 for the six months ended March 31, 1999 compared to $30,000 for the same period in fiscal 1998. The decrease in the provision expense was based on management's evaluation of the adequacy of the Company's allowance for loan losses as of March 31, 1999 considering a decline in the Association's non-performing loans and net charge offs. As of March 31, 1999, non-performing loans were $859,000, a decrease of $2.5 million, or 74.63%, from $3.4 million at March 31,1998.

Other income. Other income for the six months ended March 31, 1999 increased $35,000 or 40.15% from $88,000 during the same period in 1998 to $124,000. This increase was primarily attributable to a $35,000 increase in service charges and fees, reflecting newly implemented fees being collected from customers.

Operating expenses. Other expenses increased $245,000 or 22.41% to $1.3 million for the six month period ended March 31, 1999 from $1.1 million for the six month period ended March 31, 1998.

The primary reason operating expenses increased was that the Company incurred $107,000 in costs directly associated with the pending merger with CNB Bancorp, Inc. and legal costs of $107,000 related to threatened shareholder litigation. These amounts are included in other operating expenses which increased $245,000 or 93.06% in 1999 as compared to 1998.

Compensation and benefits expenses increased by $60,000, or 12.94%, mainly the result of ESOP expenses and the initial expenses related to the Company's Recognition and Retention Plan ("RRP"). Equipment expenses declined $31,000 or 20.51% from 1999 to 1998 as much of the equipment purchased during the Company's computer upgrade in 1996 has been fully depreciated.

Income tax expense. Income tax expense was $86,000 for the six months ended March 31, 1999 compared to $38,000 for the six months ended March 31, 1998. A tax benefit was not recognized for the merger costs incurred during the six months ended March 31, 1999 because these costs are not tax deductible expenses.

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

The primary investing activities of the Association are the origination of loans and the purchase of securities. During the six months ended March 31, 1999, the Association's net loan originations totaled $1.3 million. The Association purchased $5.5 million of securities available for sale during the same period and received $3.5 million in securities available for sale maturities and principal repayments.

The primary financing activity of the Association is the attraction of deposits. However, during the six months ended March 31, 1999, the Association's deposits decreased by $695,000 from September 30, 1998, primarily time deposits ("CDs"), which decreased by $1.1 million. Management believes that the decrease in CDs during the six months ended March 31, 1999 resulted primarily from the holders of maturing CDs pursuing alternative investments to obtain better returns.

In the event the attraction of deposits is not sufficient to fund an expansion in interest-earning assets or when the level of market interest rates for CDs is higher than the cost of borrowed funds, the Association may utilize advances from the FHLB and other types of borrowed funds to fund interest-earning asset growth. During the six months ended March 31, 1999, the Association increased its borrowed funds by $385,000 to $2.4 million through FHLB advances. The FHLB advances were used to purchase securities available for sale.

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4%. The Association's average daily liquidity ratio for the month of March 1999 was 7.46%.

The Association's most liquid assets are cash and cash equivalents, which include federal funds sold and bank deposits. The level of these assets is dependent on the Association's operating, financing, and investing activities during any given period. At March 31, 1999, cash and cash equivalents totaled $3.6 million, compared to $4.7 million at September 30, 1998.

The Association anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 1999, the Association had commitments to originate loans of $2.0 million as well as undrawn commitments of $874,000 on home equity and other lines of credit. Time deposits that are scheduled to mature in one year or less at March 31, 1999, totaled $19.5 million. Management believes that a significant portion of such deposits will remain with the Association.

The Company also has a need for, and sources of, liquidity. Liquidity is required to fund its operating expenses, as well as for the payment of any dividends to shareholders. The primary source of the Company's liquidity on an ongoing basis is dividends from the Association. To date no dividends have been made by the Association to the Company.

Capital

Although there are no minimum capital ratio requirements for the Company, the Association is required to maintain minimum regulatory capital ratios. The following is a summary of the Association's actual capital amounts and ratios at March 31, 1999, compared to the OTS minimum capital requirements:

                                   Actual                       Minimum
                         ------------------------    ------------------------
                           In 000's         %          In 000's          %
                         ------------   ---------    -------------  ---------
Tangible Capital           $ 7,268        10.92        $   999         1.50
Core Capital                 7,268        10.92          2,663         4.00
Risk Based Capital           7,740        20.87          2,968         8.00



Item  3.

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

Based on quarterly data provided to the OTS by the Association, as of December 31, 1998 (the most recent OTS report available) under a rate shock scenario of plus 200 basis points ("bp"), the Association's pre-shock NPV ratio (NPV as a percentage of the PV of assets) was calculated by the OTS model to be 13.22% and pre-shock NPV was estimated at $9.4 million. The post-shock NPV ratio was estimated to decrease to 11.74%, a decline of 148 bp, and the NPV amount decreased by $1.3 million, or 13.74%, to $8.1 million.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits as required by Item 601 of Regulation S-K

                  Financial data schedule, Exhibit #27

         (b)  Reports on Form 8-K

                  Current reports on Form 8-K were filed on April 30, 1999:

                  (i) April 30, 1999, press release regarding Adirondack Financial Services Bancorp, Inc.'s earnings for quarter ended March 31, 1999.

                  (ii) January 20, 1999, press release regarding Adirondack Financial Services Bancorp, Inc.'s earnings for the quarter ended December 31, 1998.

                  (iii) January 21, 1999, press release regarding resignation of
                        Executive VP + COO

                  (iv) January 28, 1999, press release regarding agreement to be acquired by CNB Bancorp, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Adirondack Financial Services Bancorp, Inc.
(Registrant)

                  Dated:  May 13, 1999                    /s/ Lewis E. Kolar
                                                          -------------------
                                                          Lewis E. Kolar
                                                          President, CEO
                                                          and Acting CFO